Form 10QSB
period 1996-06-30
VENTURE SEISMIC LTD
filed 1996-08-09
CIK 1001244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
          -------------------------------------------------------------

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                             THE EXCHANGE ACT OF 1934

                         Commission file number 0-27070
               ---------------------------------------------------

                              VENTURE SEISMIC LTD.
                     (Exact name of small business issuer as
                            specified in its charter)
         ALBERTA, CANADA                                  N/A
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation of organization)

                             3110 - 80th Avenue S.E.
                            Calgary, Alberta T2C 1J3
                    (Address of principal executive offices)

                                 (403) 777-9070
                           (Issuer's telephone number)
           ----------------------------------------------------------

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---  ---


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,097,683 shares of Common Stock, no par value, were outstanding as of August 9, 1996.

Transitional Small Business Disclosure Format (Check one):
Yes     No  X
   ---     ---

                              VENTURE SEISMIC LTD.

                               INDEX TO FORM 10QSB
                       FOR THE QUARTER ENDED JUNE 30, 1996

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements                                           PAGE

      Consolidated Balance Sheets
         June 30, 1996 and September 30, 1995 ...........................     3

      Consolidated Income Statements
         Three and nine months ended June 30, 1996 and 1995 .............     4

      Consolidated Statements of Cash Flows
         Nine months ended June 30, 1996 and 1995 .......................     5

      Notes to Consolidated Financial Statements ........................     6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................     9

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................   13

Signatures ...............................................................   15

PART 1.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                            VENTURE SEISMIC LTD.
                                       CONSOLIDATED BALANCE SHEETS
                                               (IN U.S. DOLLARS)

                                                               JUNE 30, 1996         SEPTEMBER 30, 1995
                                                               -------------         ------------------
ASSETS
CURRENT
  Cash and cash equivalents                                   $   205,792               $       -
  Accounts receivable                                           2,264,734                 1,420,599
  Income taxes recoverable                                        216,561                       -
  Work-in-progress                                                472,786                    58,760
  Other receivables                                               119,478                    35,712
  Current portion of advances to shareholders                       7,399                     7,399
  Prepaid expenses and deposits                                    69,289                   385,442
                                                              ------------                 ---------
                                                                3,356,039                  1,907,912

ADVANCES TO SHAREHOLDERS                                           22,197                     22,197
FIXED ASSETS                                                    9,169,457                  5,071,686
INTANGIBLE ASSETS                                               1,517,250                       -
                                                              ------------                 ---------
                                                               $14,064,943                $7,001,795
                                                               ===========                 =========



LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank indebtedness                                            $   109,830             $     373,081
  Accounts payable and accrued liabilities                       1,189,960                 1,598,435
  Income taxes payable                                              18,500                     7,374
  Current portion of long term debt                              1,873,689                   836,775
                                                              ------------                -----------
                                                                 3,191,979                 2,815,665
                                                              ------------                -----------
LONG TERM DEBT                                                   1,784,738                 2,440,594
                                                              ------------                -----------
DEFERRED INCOME TAXES                                              682,079                   454,323
                                                              ------------                -----------
SHAREHOLDERS' EQUITY
  Share capital                                                  7,021,003                    131,671
  Retained earnings                                              1,302,421                  1,159,542
  Cumulative translation adjustment                                 82,723                      -
                                                               -----------                -----------
                                                                 8,406,147                  1,291,213
                                                               -----------                -----------
                                                               $14,064,943                 $7,001,795
                                                               ===========                 ==========


                              VENTURE SEISMIC LTD.
                         CONSOLIDATED INCOME STATEMENTS
                                (IN U.S. DOLLARS)


                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          JUNE 30,                       JUNE 30,
                                                 1996              1995          1996               1995
                                                 ----               ----          ----               ----
REVENUE                                         $2,370,983         $485,661     $9,835,269         $7,709,608
DIRECT EXPENSES                                  2,016,155          323,356      7,532,388          5,404,262
                                                ----------          -------      ---------          ---------
GROSS MARGIN                                       354,828          162,305      2,302,881          2,305,346
                                                ----------          -------      ---------          ---------

OTHER INCOME
     Interest and other income                      23,963           12,406        105,228             14,240
     Gain on sale of fixed assets                     --                --             --               9,518
                                                ----------          -------      ---------          ---------
                                                    23,963           12,406        105,228             23,758
                                                ----------          -------      ---------          ---------
                                                   378,791          174,711      2,408,109          2,329,104
                                                ----------          -------      ---------          ---------
EXPENSES
     General and administrative                    340,299          237,659        971,965            596,145
     Depreciation and amortization                 385,300          276,287        962,915            639,452
     Interest                                       61,670           75,221        218,925            198,507
                                                ----------          -------      ---------          ---------
                                                   787,269          589,167      2,153,805          1,434,104
                                                ----------          -------      ---------          ---------

INCOME (LOSS) BEFORE INCOME TAXES                 (408,478)        (414,456)       254,304            895,000

INCOME TAXES
     Current                                      (274,900)        (158,944)      (130,920)           297,343
     Deferred                                       95,355          (19,481)       242,345            101,347
                                                -----------        ---------     ---------            -------
                                                  (179,545)        (178,425)       111,425            398,690
                                                -----------        ---------       -------            -------

NET INCOME (LOSS)                                $(228,933)       $(236,031)      $142,879           $496,310
                                                ===========        =========      ========           ========


EARNINGS PER COMMON SHARE (SEE NOTE 5)
     Basic                                        (0.08)            (0.17)         0.05               0.35

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING (SEE NOTE 5)
     Basic                                       3,022,571        1,400,000      2,771,255          1,400,000

                                       -4-

                              VENTURE SEISMIC LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN U.S. DOLLARS)


                                                                        NINE MONTHS ENDED
                                                                            JUNE 30,
                                                                      1996             1995
                                                                   --------------------------
OPERATING ACTIVITIES:
     Net income                                                 $  142,879         $  496,310
     Items not involving cash:
     Gain on sale of fixed assets                                   --                 (9,518)
     Depreciation and amortization                                 962,915            639,452
     Deferred income taxes                                         227,756            101,347
                                                                 ---------          ---------
                                                                 1,333,550          1,227,591
     Cumulative translation adjustment                              82,723             --
     Net change in non-cash working capital                     (1,839,684)           834,494
                                                                 ---------          ---------
                                                                  (423,411)         2,062,085
                                                                 ---------          ---------

FINANCING ACTIVITIES:
     Proceeds on issuance of shares                              6,889,332             --
     Decrease in bank indebtedness                                (263,251)          (433,550)
     Decrease in long term debt                                    381,058            757,072
                                                                 ---------          ---------
                                                                 7,007,139            323,522
                                                                 ---------          ---------

INVESTMENT ACTIVITIES:
     Purchase of fixed assets                                   (4,837,936)        (2,395,125)
     Acquisition of Boone Geophysical, Inc.                     (1,740,000)            --
     Net change in non-cash working capital                        200,000             --
     Proceeds from sale of fixed assets                             --                  9,518
                                                                 ---------          ---------
                                                                (6,377,936)        (2,385,607)
                                                                 ---------          ---------

INCREASE IN CASH AND CASH EQUIVALENTS                              205,792             --
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      --                 --
                                                                 ---------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  205,792             --
                                                                 =========          =========

                              VENTURE SEISMIC LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996



1.  Basis of Financial Statement Presentation

The consolidated financial statements of Venture Seismic Ltd. are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 1996, operating results for the three months and the nine months ended June 30, 1996 and June 30, 1995 and statements of cash flows for the nine months ended June 30, 1996 and June 30, 1995. The foregoing interim results are not necessarily indicative of the results for the entire fiscal year ending September 30, 1996.

The consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"). Certain of these principles differ in respect from those applicable in the United States ("U.S. GAAP"). Differences, if material, are disclosed in note 5 - United States Accounting Principles.


2.  Currency Presentation and Exchange Rates

All dollar amounts, unless otherwise stated, are expressed in United States dollars. The Company has selected U.S. dollars as its currency for financial reporting and display purposes and accordingly applies the current rate method to translate its accounts measured in Canadian dollars to U.S. dollars. Under this method, average exchange rates are used for items included in the consolidated income statement and period end exchange rates for the assets and liabilities. Any significant gains or losses are included as a separate component of shareholders' equity.

For translation purposes the exchange rates of the Canadian dollar in exchange for U.S. dollars, is calculated from the exchange rates reported by the Federal Reserve Bank of New York as the noon buying rate in New York for cable transfers in Canadian dollars as certified for custom purposes. The average exchange rates for the three months ended June 30, 1996 and June 30, 1995 are $0.7327 = $1.00 Canadian and $0.7291 = $1.00 Canadian respectively. The average exchange rates for the nine months ended June 30, 1996 and June 30, 1995 are $0.7335=$1.00 Canadian and $0.7271=$1.00 Canadian respectively. The period end exchange rates at June 30, 1996 and September 30, 1995 are $0.7322 = $1.00 Canadian and $0.7438
= $1.00 Canadian respectively.

3.  Acquisition of Boone Geophysical, Inc.

Effective June 1, 1996 the Company acquired the shares of Boone Geophysical, Inc. for an aggregate purchase price of $1,790,000, consisting of $1,250,000 in cash, $500,000 of Venture common shares and $40,000 of direct acquisition costs. The payment of $100,000 in cash and the issuance of $100,000 of common shares has, in accordance with the terms of the acquisition agreement, been deferred and is scheduled to occur at various times ending June 1, 1997. The assigned fair value of net assets acquired is:

  Cash                                                $  50,000
  Fixed assets                                          210,000
                                                      ---------
                                                        260,000
  Excess of cost over net tangible assets
     acquired, assigned to goodwill                   1,530,000
                                                      ---------
                                                     $1,790,000
                                                      ---------
4.  Intangible assets

Intangible assets consist of goodwill which represents the excess purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over ten years from the date of acquisition.

5.  United States Accounting Principles and Earnings per Share

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                            1996             1995              1996         1995
                                         ----------       -----------        ---------      --------
Net income using Canadian basis          $(228,933)        $(236,031)        $142,878       $496,310
Compensation expense (1)                                    (212,692)            -          (212,692)
                                         ----------        ----------        ---------      --------
Net income using U.S. basis              $(228,933)        $(448,723)        $142,878       $283,618
                                         ==========        ==========        =========      ========

(1) Compensation expense represents the difference between the estimated fair market value of $3.50 per share and the consideration given for shares received from a principal shareholder by a member of senior management as part of an employment contract. The employment contract was entered into in July 1994 and contains a clause whereby the employee would receive a certain number of shares should certain events not occur on or before July 1, 1995. As at September 30, 1994 management was of the opinion that these events would occur. In April, 1995 it became evident that these events would not occur and that it was probable that the employee would become entitled to the shares and the associated compensation expense was recognized in the accounts for U.S. accounting purposes.

Under U.S. GAAP the calculation of primary income per share is based on the number of issued and outstanding shares plus common share equivalents, including stock options, if they would have a dilutive effect.



                        Three months ended               Nine months ended
                                June 30,                      June 30,
                        1996              1995          1996            1995
                        -----------------------        ---------------------
Primary and fully
diluted earnings
per common share
using U.S. basis       $(0.08)         $(0.32)          $0.05        $0.20

Weighted average
number of common
shares                  3,022,571      1,400,000        2,771,255    1,400,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Except for the description of historical facts contained herein, this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's SEC filings under "Risk Factors" and elsewhere. These risks include, among other factors, the capital intensive nature of the Company's business and its need for additional funds for operations and debt service requirements, fluctuations in operating results, dependence upon principal customers and on the activity of the oil and gas industry, risks associated with international operations and regulatory, competitive and contractual risks.


RESULTS OF OPERATIONS

Revenue for the three and nine month periods ended June 30, 1996 ("1996 three and nine months") increased by approximately 388% and 27.6% to $2,370,983 and $9,835,269, respectively, as compared to $485,661 and $7,709,608 for the three and nine month periods ended June 30, 1995 ("1995 three and nine months"). These increases are attributable to increased activity in the Canadian market and additional revenues in the third quarter of fiscal 1996 related to the acquisition of Boone Geophysical, Inc. ("Boone") and the startup of international operations in Pakistan. Revenue from the Canadian market increased 228% and 17.5% for the 1996 three and nine months to $1,594,540 and $9,058,826, respectively, from $485,661 and $7,709,608 for the 1995 three and nine months. As a percentage of revenue Canadian based operations contributed 67.3% and 92.1% for 1996 three and nine months, respectively, as compared to 100% for the 1995 three and nine months.

Direct expenses for the 1996 three and nine month period increased by approximately 523% and 39.4% to $2,016,155 and $7,532,388, respectively, as compared to $323,356 and $5,404,262 for the 1995 three and nine months. Direct expenses as a percentage of revenue increased to 85% and 76.6% in the 1996 three and nine months, respectively, compared to 66.6% and 70.1% for the 1995 three and nine months. The increase in direct costs as a percentage of revenue in the 1996 three months is due to the reduced activity in the Canadian market in April and early May due to "spring breakup" (see Quarterly Fluctuations) and the reduced margins for international operations due to the start up phase of operations. The effect of spring breakup is greater in the 1996 three months than the 1995 three months due to the Company's larger equipment and operational base which resulted in an increased amount of direct costs of a fixed nature. The increase in direct costs as a percentage of revenue in the 1996 nine months as compared to 1995 nine months results from extremely cold weather during parts of the second quarter which decreased daily production, increased costs due to the leasing of certain equipment to outfit the Company's sixth crew during the second quarter, the greater impact of spring breakup in 1996 and international operations in Pakistan earning reduced margins due to the start up phase of operations.

Other income for the 1996 three and nine months increased by 93.2% and 638% to $23,963 and $105,228, respectively, as compared to $12,406 and $14,240 for the 1995 three and nine months. This increase is primarily attributable to increased interest income from funds invested on completion of the Company's initial public offering in November 1995.

General and administrative expenses for the three and nine months increased by 43.2% and 63% to $340,299 and $971,965, respectively, as compared to $237,659 and $596,145 for the 1995 three and nine months. As a percentage of revenue general and administrative expenses decreased to 14.4% for the 1996 three months as compared to 48.9% for the 1995 three months. This decrease is primarily attributable to the increased revenue in the 1996 three months as compared to revenue in the 1995 three months. As a percentage of revenue general and administrative expenses increased to 9.9% for the 1996 nine months as compared to 7.7% in the 1995 nine months. This increase results from increased marketing activities related to Company's expansion of operations outside of its Western Canadian base, higher personnel costs related to the expansion of operations and additional costs associated with the Company's public company status.

Depreciation and amortization expense for the 1996 three and nine months increased by 39.5% and 50.6% to $385,300 and $962,915, respectively, as compared to $276,287 and $639,452 for the 1995 three and nine months. The increase in depreciation is primarily attributable to the Company's acquisition of its third telemetry system and four vibroseis units in December 1995 and additional auxiliary equipment acquired in conjunction with the startup of international operations. The 1996 three and nine months also includes a $12,750 charge related to the amortization of goodwill recognized on the acquisition of Boone Geophysical, Inc. in June 1996. Amortization of this goodwill will result in an annualized charge of $153,000.

Interest expense for the 1996 nine months increased by 10.3% to $218,925 as compared to $198,507 for the 1995 nine months. The increase results from overall higher levels of indebtedness, primarily related to debt on the financing of the Company's second telemetry system.

The income tax provisions for the 1996 and 1995 three and nine months correspond to income before income tax for the periods at an expected statutory rate of approximately 44%. As a result of the loss before income taxes for the 1996 and 1995 three months the Company recognized a reduction of previously recorded income tax provisions for the three months ended June 30, 1996 and 1995.

The Company had a net loss of $228,933 for the 1996 three months as compared to a net loss of $236,031 for the 1995 three months. The net loss for the 1996 three months is attributable to lower operating margins and increased general and administrative and depreciation expenses which more than offset increased revenues. Net income for the 1996 nine months decreased to $142,879 from $496,310 for the 1995 nine months. This decrease is attributable to reduced operating margins and increased general and administrative and depreciation expenses.

QUARTERLY FLUCTUATIONS

The Company's business is subject to substantial quarterly variations as a result of activity variations in the Canadian seismic industry. Generally increased activity occurs in the Canadian seismic industry during the Canadian winter season, from November to March. During this period the colder weather freezes the ground and permits easier access to marshy terrain in the northern areas of Western Canada and agricultural areas. During the spring, bans are placed on road use, which limits access to many areas where the Company conducts its operations. Further, due to the soft wet ground conditions and marshy terrain in the northern areas of Western Canada, both of which are extremely sensitive to traffic and heavy equipment, the extent to which the Company can conduct its operations during the spring and summer is significantly reduced. As a result the Company has historically experienced a fluctuation in quarterly results with generally increased activity in the Company's first and second quarters and a significant decrease in revenues and net income during the third and fourth quarters. The Company is focusing on expanding its operations into certain regions of the United States and internationally, and if successful, this expansion will reduce the seasonality traditionally associated with Company's Canadian operations. Due to the factors noted above, the Company's results of operations may be subject to fluctuations, particularly on a quarterly basis and the Company's stock price may be affected by such results.

In April 1996 the Company entered into a contract to perform a seismic data acquisition survey in Pakistan and in June 1996 the Company completed its acquisition of a seismic data acquisition company based in Texas. Both of these developments were undertaken with management's expectation that these operations would expand and diversify the Company's customer base thereby reducing the seasonality currently associated with the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996 the Company had working capital of approximately $164,000, including cash and cash equivalents of approximately $206,000. Included in the June 30, 1996 accounts receivable balance of $2,264,734 and the accounts payable and accrued liabilities balance of $1,189,960 were certain reimbursable amounts which are not included in the Company's revenue or direct costs. In accordance with the terms of various project agreements, certain costs are paid by the Company and passed on or flowed through to the customer at cost. As a result these reimbursable costs are included in accounts receivables and accounts payable even though they do not impact revenue or direct expenses. The collection of accounts receivable and the payment of accounts payable are expected to occur in the normal 30 to 60 day time period following billing.

During the nine months ended June 30, 1996 the Company completed its initial public offering which resulted in net proceeds of approximately $6.5 million. This increase in cash and cash equivalents was offset by capital expenditures of approximately $4.8 million, primarily for the acquisition of the Company's third and fourth telemetry systems and the acquisition of four vibroseis units. Approximately $1 million of the capital expenditures were funded by financing provided by the equipment manufacturer and during the period the Company repaid approximately $650,000 in long term debt. During the period ended June 30, 1996 the Company also acquired Boone Geophysical, Inc. which resulted in a net cash expenditure of approximately $1.1 million.

At June 30, 1996 the Company had a capital term loan of approximately $2.6 million. This loan is evidenced by a debenture bearing interest at a rate equal to the lender's cost of funds plus 3.25% (which based on the lender's cost of funds at July 15, 1996 aggregated approximately 8.5% at such date), is payable in monthly principal installments of $68,653 plus interest, and matures in September 1999. Based on the lender's cost of funds at July 15, 1996 the Company's debt service requirements in connection with the capital term loan are expected to aggregate approximately $1,005,000 for the next twelve months. In addition the Company has entered into a promissory note with an equipment manufacturer to pay annual installments, including principal and interest, of $91,000 for the twelve month period ending July 15, 1997. This financing was provided as part of the acquisition of the Company's fourth telemetry data acquisition system.

The Company continues to maintain its operating line of credit which provides for an aggregate of up to $875,000 in advances available to the Company subject to a limit of: i) the excess in value of current assets over current liabilities (excluding the current portion of long-term debt) and ii) 70% of the value of the accounts receivable of the Company which are less than ninety days old. Borrowings under the operating line are payable on demand, bear interest at the bank's prime rate plus 1%. The Company's trade receivables have been pledged as collateral for the operating line.

The Company anticipates, based on its current plans and assumptions, that its existing cash resources combined with funds expected to be generated from operations will be sufficient to satisfy its currently anticipated cash requirements for the next twelve months. However the Company may seek to obtain additional funds to strengthen its working capital position or to permit the growth of operations.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

          3.1 Articles of Incorporation of the Registrant and Certificates of Amendment thereto (1)

          3.2      By-laws of the Registrant (1)

          4.1      Revised Form of Warrant Agreement (1)

          4.2      Revised Form of Underwriter's Warrant (1)

          10.1 Debenture issued by Registrant to Roynat Inc. dated July 19, 1995 and the amendments thereto dated September 6, 1995 and September 19, 1995. (1)

          10.3 Priorities Agreement between Province of Alberta Treasury Branches, Roynat Inc., and Registrant, dated July 25, 1995(1)

          10.4 Buy-Back Agreement between Opseis Inc., Roynat Inc. and Registrant, dated July 25, 1995 (1)

          10.5 Agreement to Assign Life Insurance between Brian Kozun, Registrant and Roynat Inc. dated July 19, 1995 (1)

          10.6 Outline of Credit between Registrant and Province of Alberta Treasury Branches, dated June 21, 1995 (1)

          10.7 Waiver letter from Alberta Treasury Branches, dated August 18,1995 (1)

          10.8 Representative Agreement between Registrant and S. Antonio Velarde, dated July 1, 1995 (1)

          10.9 Joint Venture Agreement, and amendment thereto, between Registrant and Aguasuelos Ingenieria, C.A. dated March 17, 1995 and English translation thereto (1)

          10.10    1995 Stock Option Plan (1)

 10.11 Employment Agreement between Registrant and Brian Kozun dated September 14, 1995 (1)

 10.12 Employment Agreement between Registrant and P. Daniel McArthur dated July 11, 1994, Clarification and Amendment Agreement effective as of July 11, 1994, Novation Agreement, dated June 28,1995 and Waiver letter dated September 8, 1995 (1)

 10.13    Form of Indemnity Agreement (1)

 10.14    Lease between Registrant and BRL Corporation, dated September 2,
          1994 (1)

 10.15 Revised Form of Consulting Agreement between the Registrant and the Underwriter (1)

 10.16 Representative Agreement between the Registrant and Geotrex, dated July 1, 1995 (1)

 10.17 Memorandum of Understanding between Registrant and Shiv-Vani Drilling Limited, dated February 28, 1995 (1)

 10.18    Lease between Registrant and Opseis, Inc. dated September 27, 1995
          (1)

 10.20 Securities Purchase Agreement dated as of May 31, 1996 between Registant, Boone Geophysical, Inc. and Lynn Boone (2)

 10.21 Promissory Note dated as of June 20, 1996 between Registrant and Opseis, Inc.

 27       Financial Data Schedule

 (1) Incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-97132) declared effective on November 6,
          1995

 (2)      Incorporated by reference to the Registrant's Form 8-K dated June 12,
          1996

 (b)      Reports on Form 8-K

       The Company filed a Report on Form 8-K dated June 12, 1996 reporting information under Item 2 and Item 7.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Venture Seismic Ltd.


                              /S/ GREGORY B. WIEBE
                              --------------------
                              By: Gregory B. Wiebe
                              Vice President Finance and Chief Financial
                              Officer

Dated:   August 9, 1996
                                      -15-

                                   EXHIBIT 27

FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE BALANCE SHEET AND STATEMENT OF OPERATIONS AND IS
QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS


ITEM NUMBER                         ITEM DESCRIPTION                             AT JUNE 30, 1996
- -----------                         ----------------                            -----------------

5-02(1)                             Cash and cash items                                $  205,792
5-02(2)                             Marketable securities                                  -0-
5-02(3)(a)(1)                       Notes and accounts receivable-trade                 2,264,734
5-02(4)                             Allowance for doubtful accounts                        -0-
5-02(6)                             Inventory                                              -0-
5-02(9)                             Total current assets                                3,356,039
5-02(13)                            Property, plant and equipment                      11,722,827
5-02(14)                            Accumulated depreciation                            2,553,370
5-02(18)                            Total assets                                       14,064,943
5-02(21)                            Total current liabilities                           3,191,979
5-02(22)                            Bonds, mortgages and similar debt                   1,784,738
5-02(28)                            Preferred stock - mandatory redemption                 -0-
5-02(29)                            Preferred stock - no mandatory redemption              -0-
5-02(30)                            Common stock                                        7,021,003
5-02(31)                            Other stockholders' equity*                         1,385,144
5-02(32)                            Total liabilities and stockholders' equity         14,064,943



*  Retained earnings  -                           $1,302,421
    Cumulative translation adjustment -         $     82,723


                                                                                Three months
ITEM NUMBER                         ITEM DESCRIPTION                            ENDED JUNE 30, 1996
- -----------                         ----------------                            -------------------

5-03(b)1(a)                         Net sales of tangible products              $          -0-
5-03(b)1                            Total revenues                                        2,370,983
5-03(b)2(a)                         Cost of tangible goods sold                            -0-
5-03(b)2                            Total costs and expense applicable to
                                    sales and revenues                                    2,016,155
5-03(b)3                            Other costs and expenses                                725,599
5-03(b)5                            Provision for doubtful accounts                         -0-
5-03(b)8                            Interest and amortization of debt discount               61,670
5-03(b)10                           Income before taxes and other items                    (408,478)
5-03(b)11                           Income tax expense                                     (179,545)
5-03(b)14                           Income from continuing operations                      (228,933)
5-03(b)15                           Discontinued operations                                -0-
5-03(b)17                           Extraordinary item                                     -0-
5-03(b)18                           Cumulative effect - changes in accounting
                                    principles                                             -0-
5-03(b)19                           Net income or loss                                    (228,933)
5-03(b)20                           Earnings per share - primary                             (0.08)
5-03(b)20                           Earnings per share - fully diluted                       (0.08)
