Form 10QSB/A
period 1996-06-30
VENTURE SEISMIC LTD
filed 1996-11-21
CIK 1001244

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
         -------------------------------------------------------------

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                             THE EXCHANGE ACT OF 1934

               Commission file number  0-27070
                                       -------
              -------------------------------------------

                              VENTURE SEISMIC LTD.
                    (Exact name of small business issuer as
                               specified in its charter)

     Alberta, Canada                                           N/A
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation of organization)                          Identification No.)


                            3110 - 80th Avenue S.E.
                            Calgary, Alberta T2C 1J3
                    (Address of principal executive offices)

                                 (403) 777-9070
                          (Issuer's telephone number)
            ----------------------------------------------------------

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                             ---
No
  ----
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,097,683 shares of Common Stock, no par value, were outstanding as of August 9, 1996.

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


Dated: November 14, 1996