Form 10KSB40
period 1996-09-30
VENTURE SEISMIC LTD
filed 1996-12-24
CIK 1001244

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                  FORM 10-KSB

(Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1996
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No 0-27070

                              VENTURE SEISMIC LTD.
                 (Name of small business issuer in its charter)

               ALBERTA, CANADA                                     N/A
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
        incorporation or organization)
             3110-80 AVENUE S.E.
               CALGARY, ALBERTA                                  T2C 1J3
   (Address of principal executive offices)                     (Zip Code)

                   ISSUER'S TELEPHONE NUMBER: (403) 777-9070
                      ------------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                             (Title of each class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $14,146,971.

     As of December 18, 1996, there were outstanding 3,097,683 shares of the registrant's common stock no par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock or voting stock held by non-affiliates of the registrant (based on the last sales price for the common stock on the NASDAQ National Market System on December 18, 1996) was approximately $7,580,000.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

                                    PART III

Item 9.       Directors, Executive Officers,
              Promoters and Control Persons;
              Compliance with Section 16(a) of
              the Exchange Act                        To be included in the Proxy
Item 10.      Executive Compensation                  Statement to be filed pursuant
Item 11.      Security Ownership of Certain           to Regulation 14A not later than
              Beneficial Owners and Management        120 days after the end of the
Item 12.      Certain Relationships and Related       Registrant's fiscal year.
              Transactions

     This report contains certain forward-looking statements that involve risks and uncertainties. Actual results could differ from those anticipated due to a number of factors including the capital intensive nature of the Company's business and its need for additional funds for operations and debt service requirements, fluctuations in operating results, dependence upon principal customers and on the activity of the oil and gas industry, risks associated with international operations and regulatory, competitive and contractual risks.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Venture Seismic Ltd. ("Venture" or "the Company") is a provider of seismic data to oil and gas companies, primarily in North America. Seismic data enables oil and gas companies to evaluate the earth's subsurface to determine the potential of a hydrocarbon bearing structure and assist oil and gas companies in determining the size and structure of previously identified oil and gas fields. The seismic data is obtained by using an energy source, such as dynamite or vibroseis units, to send acoustic energy deep into the earth's subsurface. As these acoustic signals reflect off different subsurface structures their reflection time can be measured by an array of small motion sensitive transducers, called geophones, placed at specific intervals on the earth's surface. The resulting electrical signals are then amplified, converted into digital form and relayed to a central recording unit for storage on magnetic tape. The data can then be processed by high powered computers to generate a visual image of the earth's subsurface. Seismic data has been used historically to determine drilling locations for potential oil and gas wells and more recently it is being increasingly used in reservoir management for the development and production of oil and gas reserves.

     Until recently the majority of seismic data acquisition had been 2-dimensional ("2D") in nature, where a line of geophones captured information to generate a 2-dimensional image of the earth's subsurface structure immediately below the geophones. In recent years there has been a significant increase in the demand for 3-dimensional ("3D") surveys. In a 3-dimensional survey multiple lines of geophones are combined with multiple energy sources to generate a 3-dimensional ("3D") image of the earth's subsurface structure. As advances have occurred in computing power, surveying techniques, geophone systems, recording technology and acquisition techniques the industry is undergoing a dramatic shift from 2D data acquisition to 3D data acquisition. More comprehensive information provided by 3D surveys allows oil and gas companies to evaluate the potential for the existence of hydrocarbon reserves with a much higher degree of accuracy. The use of 3D surveys can significantly increase drilling success rates and reduce the occurrence of costly dry holes thereby lowering the cost of exploring for oil and gas. While 3D provides more comprehensive information the cost of a 3D survey is also much greater than 2D surveys. As a result 2D surveys remain more cost efficient for preliminary, reconnaissance type exploratory evaluations.

SEISMIC OPERATIONS

     The Company currently operates nine land and transition zone crews in North America; six crews in Western Canada and three crews in the Southern United States. Channel capacity of its crews in Canada is approximately 3,100 channels and channel capacity in the United States is approximately 1,900 channels. Three of the Company's Canadian crews and one of the United States crews employ both 24 bit technology and telemetry transmission to transmit the seismic data from the remote acquisition modules to the central recording unit. The telemetry technology permit the Company to operate efficiently in marsh/swamp areas, rivers/lakes and transition zones. The majority of data acquisition equipment operated in North America uses cables to transmit data and these systems do not operate as efficiently in wetland areas as do telemetry systems. Currently the Company is the sole provider of telemetry technology in Western Canada.

     During fiscal 1996 one of the Company's Canadian telemetry systems was mobilized to Pakistan and the Company performed its first project outside continental North America. This project was completed in September 1996 and the equipment has been returned to the Canadian marketplace.

     Also in December 1996 the Company acquired a set of vibroseis units. This gave the Company, for the first time the capability of performing vibroseis projects. The Company estimates that vibroseis projects currently account for approximately 25% of the seismic data acquisition market in Western Canada.

CONTRACTS AND SIGNIFICANT CUSTOMERS

     Contracts for seismic data can be conducted on a turnkey or term basis or a combination of the two. Turnkey projects are based on a fixed fee and the Company bears substantially all of the risk of business interruption caused by bad weather or other hazards. Turnkey projects can be more profitable to the Company where the Company understands the cost variables associated with a particular contract and is able to minimize productivity risk. Currently approximately 70% of the Company's projects are conducted on a turnkey or turnkey combined with term basis. Under the terms of the Company's contracts the oil and gas company retain proprietary rights for the data collected by the seismic survey.

     The Company markets its services to approximately 100 oil and gas companies in Canada and approximately 50 in the United States.

     During fiscal 1994, 1995 and 1996, two, three and two customers each accounted for in excess of 10% of the Company's revenues and in fiscal 1995 and 1996 the same customer accounted for 43% and 54% of the revenues respectively. Although the projects performed by the Company were generally short term, the inability to replace significant customers would cause the Company's revenues and operating results to fluctuate significantly from period to period, and the loss of certain customers would have a material adverse impact on its business. Because of the limited number of data acquisition crews owned by the Company, and thus the limited number of data acquisition crews that the Company is able to deploy at any given time, the Company anticipates that a substantial portion of future revenues will continue to be attributable to a few customers, who may change from time to time.


COMPETITION

     The seismic data acquisition industry is highly competitive and is characterized by constantly evolving technology and significant capital requirements for new equipment. There are approximately 50 to 60 data acquisition companies in North America and contracts are generally awarded to geophysical services companies on the basis of technology, price, performance, safety record, dependability, reputation and crew availability. The seismic data acquisition services industry is highly competitive and several of the Company's competitors are substantially larger than the Company, have longer operating histories, greater financial and technical resources and larger sales volumes than the Company.

WEATHER, PRODUCTIVITY AND SEASONALITY OF OPERATIONS

     The majority of the Company's operations are conducted under varied weather conditions and difficult terrain, both of which could result in equipment failures, accidents, or loss of productivity. Fixed costs, including costs associated with operating leases, labor costs, depreciation and interest expense account for a substantial portion of the Company's costs and expenses. As a result downtime or low productivity resulting from reduced demand, equipment failures, weather interruptions or otherwise, can result in significant operating losses. The Company's operations have traditionally been highly seasonal, with the majority of the demand for its services occurring from November to March. The seasonality of the Company's operations is primarily because oil and gas companies prefer delaying exploration activities in Western Canada until the ground is frozen.

     The Company believes that the addition of telemetry technology has lessened the risks associated with weather, low productivity and seasonality due to diversified operating capabilities of the equipment. In addition the expansion of operations into the United States will reduce the effect of the seasonality associated with Canadian operations. On June 12, 1996 the Company completed the acquisition of Boone Geophysical, Inc. ("Boone"). This acquisition consisted of the operating assets of Boone, a seismic acquisition contractor operating in the south eastern United States. This acquisition will assist the Company in expanding its operations in the United States.

     In 1996 the Company completed an international project in Pakistan however as a result of a loss incurred from this project the Company is refocusing on the Canadian and U.S. markets and is not currently marketing its services internationally.

SUPPLIERS

     The Company expects it will continue to be required to upgrade its seismic data acquisition equipment to incorporate technological advances. The Company obtains its seismic data acquisition equipment from a few select vendors, and in the case of its telemetry based data acquisition systems, from a sole source Sercel-Opseis Inc. The Company does not have long term supply contracts with any of its suppliers and purchases its equipment on a purchase order basis. No assurance can be given that shortages will not occur in the future or that the sole or limited sources will be able to support the equipment requirements of the Company. In addition there can be no assurance that the Company will not experience delays or other supply problems that may materially adversely affect the Company's operations or that the Company will be able to obtain suppliers in a timely manner in the event of an increase in demand of its services. The inability to obtain seismic data acquisition equipment as required, or to develop alternative sources as required in the future, could materially adversely affect the Company's business, operating results and financial condition.

EMPLOYEES

     The number of persons employed by the Company at any given time is highly dependent upon the time of year and availability of seismic data acquisition projects, and typically ranges from 40 to 250 people. Although the Company does maintain a core staff of 15 to 20 people who perform a variety of administrative and management services, the number of additional persons employed is a function of on-going work.

     None of the Company's employees are covered by collective bargaining agreements. The Company has not experienced any work stoppages and considers its relations with employees to be good. The Company has employment contracts with five of its senior corporate executives.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

                 NAME               AGE                          POSITION
    ------------------------------  ---     --------------------------------------------------
    Brian W. Kozun................  36      President and Chief Executive Officer
    Gregory B. Wiebe..............  39      Vice President Finance and Chief Financial Officer
    P. Daniel McArthur............  35      Chief Operating Officer
    James W. Stenhouse............  48      Vice President Operations

     Brian Kozun has been President and Chief Executive Officer of the Company since April 1992. Mr. Kozun was one of the founding shareholders of the Company and served as the Company's Vice President - Field Operations and Vice President
- Survey Operations from 1985 to 1992. From 1983 to 1985 Mr. Kozun served in various field positions with Sefel Geophysical Ltd., a geophysical company. Mr. Kozun has been involved in the geophysical services industry for more than 16 years.

     Greg Wiebe joined the Company as Chief Financial Officer in August 1994. From September 1991 to July 1994, Mr. Wiebe served as Vice President - Finance and Chief Financial Officer of Dion Entertainment Corp., a gaming services management company. From 1981 to 1991, Mr. Wiebe was a member of KPMG Peat Marwick Thorne, a public accounting firm, progressing from a staff accountant to a senior manager during this period. Mr. Wiebe is a chartered accountant.

     Dan McArthur has served as Chief Operating Officer since August 1994. From 1989 to 1994, Mr. McArthur served as a marketing manager and operations supervisor for Solid State Geophysical Inc., a geophysical company, and was appointed Vice President, International Operations in June 1992. From 1981 to 1988, he was employed by Sonics Exploration Ltd., a geophysical company, in various field management positions, onshore and offshore in Canada, the United States and the Caribbean.

     Jim Stenhouse has served as Vice President - Operations of the Company since August 1994. From November 1987 until August 1994, he served as Marketing Manager and crew supervisor of the Company. From April 1987 until November 1987, Mr. Stenhouse served as Sales Manager of Vantage Inc. a company specializing in van conversions and mobility products for the disabled. Mr. Stenhouse served as both an observer and crew manager at Norcana Geophysical Services Ltd., a geophysical company, from July 1980 until April 1987.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases administrative and warehouse facilities in Calgary, Alberta, Canada and Huntsville, Texas. The corporate office facilities and warehouse space in Calgary consist of approximately 13,000 square feet under a five year lease expiring December 31, 2000 with a monthly rental of approximately $5,000. The Company also leases approximately 3,000 square feet of administrative and warehouse facilities in Huntsville, Texas at a monthly cost of $1,500.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company and its subsidiaries are defendants or parties in lawsuits or other proceedings arising in the ordinary course of the Company's business. The Company is not aware of any proceedings which it deems to be potentially material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the Nasdaq Stock Market under the symbol "VSEIF" on November 7, 1995 and began trading on the Nasdaq National Market on November 22, 1995. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's common stock as reported by Nasdaq.

                                                                               HIGH       LOW
                                                                               -----     -----
Fiscal Year ended September 30, 1996
  November 7 through December 31.............................................  $6.50     $4.50
  January 1 through March 31.................................................  $6.12     $3.75
  April 1 through June 30....................................................  $6.00     $4.00
  July 1 through September 30................................................  $4.62     $2.88

     On December 18, 1996 the last sales for the Common Stock was $3.69 and there was approximately 35 record holders of the Company's Common Stock.

DIVIDENDS

     The Company did not pay any dividends during 1996 or 1995 and it intends to retain all earnings, if any, for use in the expansion of the Company's business. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of revenue for the fiscal years indicated:

                                                                   FISCAL YEAR ENDED SEPTEMBER
                                                                               30,
                                                                  -----------------------------
                                                                  1996        1995        1994
                                                                  -----       -----       -----
Revenue.........................................................    100%        100%        100%
                                                                   ----        ----        ----
Direct expenses.................................................   84.8        71.0        77.9
Gross margin....................................................   15.2        29.0        22.1
General and administrative......................................    9.5         8.7         6.1
Depreciation and amortization...................................   10.7         9.5         2.9
Interest........................................................    2.2         3.1         0.6
Other income (expense)..........................................     --         0.3         1.2
Income (loss) before income taxes...............................   (7.2)        8.0        13.7
Income taxes....................................................    2.5         3.4         6.3
Net income (loss)...............................................   (4.7)        4.6         7.4

RESULTS OF OPERATIONS

     Revenue increased by 50% to $14,146,971 in fiscal 1996 from $9,458,452 in 1995 which represents a 36% increase over revenues of $6,972,345 in 1994. The increase in revenue between 1996 and 1995 was due to the following factors: a greater number of seismic crews utilized (six in 1996 compared to five in 1995); the acquisition of vibroseis units which enabled Venture to participate in this segment of the industry for the first time, the acquisition of Boone Geophysical, Inc. ("Boone") in June 1996, and the Company's participation in its first foreign contract ("the Pakistan project") outside of North America. The acquisition of Boone and the Pakistan project generated revenue of $1,178,367 and $1,593,825, respectively, in fiscal 1996 representing 59% of the increase. Comparing fiscal 1994 and 1995, higher revenue resulted from the acquisition of new equipment and the commensurate increase in the number of seismic data acquisition systems owned or leased by the Company from four to five.

     Venture's direct expenses, which consist primarily of labor, drilling and surveying costs, totaled $11,991,236 in fiscal 1996, $6,713,181 in 1995 and $5,428,108 in 1994. These amounts reflect the Company's increasing level of activity over the past three years, and significant costs associated with the Pakistan operation in 1996. Overall gross margins were 15.2% in 1996, 29.0% in 1995 and 22.1% in 1994. The decrease in gross margin between 1996 and 1995 is primarily due to a loss on the Pakistan project of $703,851, reduced margins on Canadian based operations due to poor weather conditions in the first and second quarters of fiscal 1996 and the temporary leasing of equipment to ensure customer demands were met during the second quarter of fiscal 1996. The increase in gross margin percentage between 1995 and 1994 resulted from increased activity which diminished the effect of the fixed cost component of direct costs, as well as a greater number of three-dimensional seismic projects which generate higher margins than two-dimensional projects. Also 1994 direct expenses included the cost of leasing a data acquisition system.

     The write down for impairment in capital assets of $100,000 in fiscal 1996 relates to the estimated realizable value on sale of capital equipment purchased locally for the Pakistan project. With completion of the project, and a determination by the Company not to pursue additional contracts in Pakistan at this time, certain of the equipment purchased will be sold locally since transport of the equipment to the Company's North American markets is not economical.

     General and administrative expenses totaled $1,342,082 in fiscal 1996, $825,193 in 1995 and $428,169 in 1994. The 1996 amount includes the Company's increased marketing activities outside of Western Canada, additional personnel costs related to the expansion of operations and the costs associated with Venture's public company status. The increase in fiscal 1995 is mainly attributable to the addition of management personnel to direct the Company's expansion in North America and other international areas, as well as general costs associated with structuring and preparing the Company for its initial public offering early in fiscal 1996. The amount recorded in fiscal 1995 does not reflect a compensation charge of $212,692 or $0.15 per share in connection with the estimated fair value on transfer of common shares from an officer and principal shareholder to another officer of the Company. The compensation charge would have been required to comply with generally accepted accounting principles in the United States.

     In fiscal 1996, 1995 and 1994 respectively, depreciation and amortization totaled $1,513,247, $901,896 and $200,635. The increase between 1995 and 1996 reflects substantial additions to fixed assets that occurred during the period July 1994 to July 1996. During this time, four digital telemetry data acquisition systems, one set of vibroseis units and additional auxiliary equipment were purchased. In the fiscal 1996 total, Venture amortized $51,440 of goodwill related to the acquisition of Boone Geophysical, Inc. in June 1996. Annual amortization of goodwill is expected to be approximately $154,000.

     Interest expense has increased from $44,742 in fiscal 1994 to $290,115 in 1995 and $327,931 in 1996. These costs have risen due to increased debt associated with the Company's equipment purchases.

     The loss before income taxes of $1,022,158 has resulted in a recovery of previously paid income taxes and a reduction in deferred income taxes. A reconciliation of actual income tax expense as compared to expected income taxes is provided in Note 11 of the consolidated financial statements.

     In fiscal 1996 the Company recorded a loss of $664,699 or $0.23 per share as compared to net income of $436,306 or $0.31 per share in fiscal 1995 and $515,617, or $0.38 per share, in fiscal 1994. The loss in 1996 primarily reflects a loss on the Company's Pakistan project, costs incurred to expand its North American operations and reduced margins associated with its Canadian based operations. The Company has refocused its marketing and operational efforts to the North American market and has increased personnel and equipment in anticipation of increased demand. The decrease between fiscal 1994 and 1995 occurred due to higher general and administrative expenses, interest and depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996 the Company had a working capital deficit of $700,720 which included an aggregate of $1,684,630 relating to the current portion of long term debt and amounts outstanding under the Company's operating line of credit. The Company maintains an operating line of credit which provides for an aggregate of approximately $900,000 in advances, subject to the Company's overall working capital position and accounts receivable. Borrowings under the operating line are payable on demand and bear interest at the bank's prime rate plus 0.75%. As at September 30, 1996 the Company was not in compliance with the covenant relating to the maintenance of a working capital ratio of not less than 1:1 however the Company has subsequently requested and received a waiver from the bank provided the Company is in compliance with the working capital covenant by March 31, 1997.

     In addition to the operating line of credit and the current portion of long term debt the Company had long term debt consisting of a capital loan and equipment financing of $2,356,060 at September 30, 1996. Subsequent to September 30, 1996 the Company entered into an agreement whereby approximately $1,265,000 in additional funding was provided for the acquisition of additional equipment and the Company's existing capital loan and equipment financing was refinanced under a new capital loan (the "new capital loan"). This refinancing, which was completed on December 20, 1996 resulted in a new capital loan of approximately $5,140,000 ($7,000,000 Canadian). The new capital loan bears interest at the lender's cost of funds plus 3.00% (which, based on the lender's cost of funds at December 15, 1996 was 6.522% and is repayable in monthly installments of approximately $103,000 plus interest over a four year period beginning January 1997. The new capital loan is secured by all of the Company's equipment. Subsequent to September 30, 1996 the Company entered into an agreement to purchase one telemetry data acquisition system, one set of vibroseis units and additional auxiliary equipment with an aggregate purchase price of approximately $1,300,000. In addition the Company has entered into a "lease to purchase" agreement for a second telemetry data acquisition system whereby the Company can exercise a purchase option on April 30, 1997 with credit being given for a portion of the lease payments incurred during the period November 1, 1996 to April 30, 1997. The Company expects that additional financing will have to be obtained to exercise the purchase option for the equipment. No other significant capital expenditures are expected at this time in fiscal 1997.

     In November and December 1995 the Company received net proceeds of approximately $6,900,000 in connection with the Company's initial public offering. These funds were primarily used to acquire additional capital equipment and to fund the acquisition of Boone in June 1996. Capital expenditures and the cost of the Boone acquisition aggregated approximately $7,600,000. In accordance with the terms of the Boone acquisition agreement the payment of $50,000 in cash and the issuance of $100,000 of common shares has been deferred with payment to occur in three installments in fiscal 1997.

     Net operating cash flows provided by operating activities amounted to $192,292, $1,960,267 and $564,005 in fiscal 1996, 1995 and 1994, respectively.
The decrease in operating cash flow in fiscal 1996 from fiscal 1995 is primarily attributable to the loss incurred in 1996 and the reduction in non-cash working capital. The increase in operating cash in fiscal 1995 as compared to fiscal 1994 reflects increased activity in fiscal 1995 which resulted in increased cash generated from operations and increases in non-cash working capital.

     Net cash provided by financing activities in fiscal 1996 of $7,455,317 is primarily attributable to proceeds from the Company's initial public offering and increased debt levels. Net cash from financing activities in fiscal 1995 of $509,306 and $2,809,263 in fiscal 1994 is primarily attributable to increased debt levels.

     Cash used in investing activities of $7,647,609 in fiscal 1996 results from capital equipment expenditures of $5,891,181 and the acquisition of Boone at a cost of $1,756,428. Capital equipment purchases in fiscal 1996 include a set of vibroseis units and three data acquisition systems. Cash used in investing activities of $2,469,573 in fiscal 1995 and $3,373,268 in fiscal 1994 is primarily attributable to the purchase of capital equipment.

     The Company will require satisfactory operating cash flows to continue operations, complete capital expenditures and meet its principal and interest obligations with respect to the new capital loan. The Company anticipates, based on its current plans and assumptions, that the funds provided by the refinancing and the funds expected to be generated from operations will be sufficient to satisfy the Company's existing cash requirements in fiscal 1997. However, the Company's ability to meet its debt service and other obligations depends on its future performance which is subject to general economic conditions, oil and gas commodity prices and other business factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations or to comply with the terms of the new capital loan it may be required to refinance all or a portion of its existing debt or to obtain additional financing, although there can be no assurance that the Company will be able to obtain such refinancing or additional financing.

IMPACT OF INFLATION AND CHANGING PRICES

     The general availability of seismic equipment and crews and the level of exploration activity in the oil and gas industry directly affects the cost of providing seismic data. The pricing of the Company's services is primarily a function of these factors. The Company does not believe inflationary trends have had any significant impact on its financial operating results for the three years ended September 30, 1996.

ITEM 7.  FINANCIAL STATEMENTS

     The response to this item is included in a separate section of this report. See Index to Consolidated Financial Statements on Page F-1.

ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Item 9 "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act"; Item 10 "Executive Compensation"; item 11 "Security Ownership of Certain Beneficial Owners and Management"; Item 12 "Certain Relationships and Related Transactions" will be included in and incorporated by reference from the Registrant's proxy statement for its fiscal year ended September 30, 1996 to be filed pursuant to Regulation 14A within 120 days after the end of its fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

   3.1     Articles of Incorporation of the Registrant and Certificates of Amendment
           thereto(1)
   3.2     By-laws of the Registrant(1)
   4.1     Revised Form of Warrant Agreement(1)
   4.2     Revised Form of Underwriter's Warrant(1)
  10.1     Debenture issued by Registrant to Roynat Inc. dated July 19, 1995 and the amendments thereto dated September 6, 1995 and September 19, 1995.(1)
  10.3     Priorities Agreement between Province of Alberta Treasury Branches, Roynat Inc., and Registrant, dated July 25, 1995.(1)
  10.4     Buy-Back Agreement between Opseis Inc., Roynat Inc. and Registrant, dated July 25,
           1995.(1)
  10.5     Agreement to Assign Life Insurance between Brian Kozun, Registrant and Roynat Inc.
           dated July 19, 1995.(1)
  10.6     Outline of Credit between Registrant and Province of Alberta Treasury Branches,
           dated June 21, 1995.(1)
  10.7     Waiver letter from Alberta Treasury Branches, dated August 18, 1995.(1)
  10.8     Representative Agreement between Registrant and S. Antonio Velarde, dated July 1,
           1995.(1)
  10.9     Joint Venture Agreement, and amendment thereto, between Registrant and Aguasuelos
           Ingenieria, C.A. dated March 17, 1995 and English translation thereto.(1)
  10.10    1995 Stock Option Plan(1)
  10.11    Employment Agreement between Registrant and Brian Kozun dated September 14,
           1995(1)
  10.12    Employment Agreement between Registrant and P. Daniel McArthur dated July 11,
           1994, Clarification and Amendment Agreement effective as of July 11, 1994,
           Novation Agreement, dated June 28, 1995 and Waiver letter dated September 8,
           1995(1)
  10.13    Form of Indemnity Agreement(1)
  10.14    Lease between Registrant and BRL Corporation, dated September 2, 1994(1)
  10.15    Revised Form of Consulting Agreement between the Registrant and the Underwriter(1)
  10.16    Representative Agreement between the Registrant and Geotrex, dated July 1, 1995(1)
  10.17    Memorandum of Understanding between Registrant and Shiv-Vani Drilling Limited, dated February 28, 1995(1)
  10.18    Lease between Registrant and Opseis, Inc. dated September 27, 1995(1)
  10.20    Securities Purchase Agreement dated as of May 31, 1996 between Registrant, Boone
           Geophysical, Inc. and Lynn Boone(2)
  10.21    Promissory note dated as of June 20, 1996 between the Registrant and Opseis,
           Inc.(3)
  10.22    Debenture issued by the Registrant dated December 6, 1996
  27       Financial Data Schedule

---------------

(1) Incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-97132) declared effective on November 6, 1995

(2) Incorporated by reference to the Registrant's Form 8-K dated June 12, 1996

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

(B) REPORTS ON FORM 8-K

     A Form 8-K report was filed on June 12, 1996 with respect to the acquisition of Boone Geophysical, Inc. effective June 1, 1996.

                              VENTURE SEISMIC LTD.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Chartered Accountants...........................................  F-2
Consolidated Balance Sheets, September 30, 1996 and September 30, 1995................  F-3
Consolidated Statements of Income and Retained Earnings for the Years Ended
  September 30, 1996, September 30, 1995 and September 30, 1994.......................  F-4
Consolidated Statements of Cash Flows for the Years Ended September 30,1996,
  September 30, 1995 and September 30, 1994...........................................  F-5
Notes to Consolidated Financial Statements............................................  F-6

                                AUDITORS' REPORT

To the Shareholders of
  VENTURE SEISMIC LTD.

     We have audited the consolidated balance sheets of Venture Seismic Ltd. as at September 30, 1996 and 1995 and the consolidated statements of income and retained earnings and cash flows for each of the years in the three year period ended September 30, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted out audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at September 30, 1996 and 1995 and the results of its operations and the changes in its financial position for each of the years in the three year period ended September 30, 1996 in accordance with accounting principles generally accepted in Canada.

Calgary, Canada                                                /s/ ERNST & YOUNG
December 4, 1996                                           Chartered Accountants

                              VENTURE SEISMIC LTD.

                          CONSOLIDATED BALANCE SHEETS
                               (IN U.S. DOLLARS)
           (INCORPORATED UNDER THE ALBERTA BUSINESS CORPORATIONS ACT)

                                                                       AS AT SEPTEMBER 30
                                                                    -------------------------
                                                                       1996           1995
                                                                    ----------     ----------
ASSETS
CURRENT
Accounts receivable (note 6)......................................  $2,644,659     $1,420,599
Other receivables.................................................     127,706         35,712
Income taxes recoverable..........................................     430,975             --
Work-in-progress..................................................     381,273         58,760
Current portion of advances to shareholders (note 2)..............       7,342          7,399
Prepaid expenses and deposits.....................................     156,678        385,442
                                                                    -----------    -----------
                                                                     3,748,633      1,907,912
ADVANCES TO SHAREHOLDERS (note 2).................................      14,684         22,197
DEFERRED INCOME TAXES.............................................      63,875             --
CAPITAL ASSETS (notes 4, 7 and 16(a)).............................   9,614,265      5,071,686
INTANGIBLE ASSETS (note 5)........................................   1,491,783             --
                                                                    -----------    -----------
                                                                    14,933,240      7,001,795
                                                                    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Bank indebtedness (note 6)........................................     164,630        373,081
Accounts payable and accrued liabilities..........................   2,764,723      1,598,435
Income taxes payable..............................................          --          7,374
Current portion of long term debt (note 7)........................   1,520,000        836,775
                                                                    -----------    -----------
                                                                     4,449,353      2,815,665
                                                                    -----------    -----------
LONG TERM DEBT (note 7)...........................................   2,356,060      2,440,594
                                                                    -----------    -----------
DEFERRED INCOME TAXES.............................................          --        454,323
                                                                    -----------    -----------
COMMITMENTS (note 8)
SHAREHOLDERS' EQUITY
Share capital (note 9)............................................   7,539,902        131,671
Retained earnings.................................................     494,843      1,159,542
Cumulative translation adjustment.................................      93,082             --
                                                                    -----------    -----------
                                                                     8,127,827      1,291,213
                                                                    -----------    -----------
                                                                    14,933,240      7,001,795
                                                                    ===========    ===========

On behalf of the Board:

               /s/ BRIAN KOZUN                                /s/ DAN MCARTHUR
                  Director                                        Director

                             See accompanying notes

                              VENTURE SEISMIC LTD.

                       CONSOLIDATED STATEMENTS OF INCOME
                             AND RETAINED EARNINGS
                               (IN U.S. DOLLARS)

                                                              YEAR ENDED SEPTEMBER 30
                                                      ----------------------------------------
                                                         1996           1995           1994
                                                      ----------     ----------     ----------
REVENUE.............................................  $14,146,971    $9,458,452     $6,972,345
DIRECT EXPENSES (note 3)............................   11,991,236     6,713,181      5,428,108
                                                      -----------    ----------     ----------
GROSS MARGIN........................................    2,155,735     2,745,271      1,544,237
                                                      -----------    ----------     ----------
OTHER INCOME (EXPENSE)
Gain (loss) on sale of capital assets...............           --         9,466         89,714
Write-down for impairment of assets.................     (100,000)           --             --
Interest and other..................................      105,367        18,510         (4,820)
                                                      -----------    ----------     ----------
                                                            5,367        27,976         84,894
                                                      -----------    ----------     ----------
                                                        2,161,102     2,773,247      1,629,131
                                                      -----------    ----------     ----------
OTHER EXPENSES
General and administrative..........................    1,342,082       825,193        428,169
Depreciation and amortization.......................    1,513,247       901,896        200,635
Interest (note 10)..................................      327,931       290,115         44,742
                                                      -----------    ----------     ----------
                                                        3,183,260     2,017,204        673,546
                                                      -----------    ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES...................   (1,022,158)      756,043        955,585
                                                      -----------    ----------     ----------
INCOME TAXES (note 11)
  Current (recovery)................................     (293,732)      174,317        227,366
  Deferred..........................................      (63,727)      145,420        212,602
                                                      -----------    ----------     ----------
                                                         (357,459)      319,737        439,968
                                                      -----------    ----------     ----------
NET INCOME (LOSS) FOR THE YEAR......................     (664,699)      436,306        515,617
RETAINED EARNINGS, BEGINNING OF YEAR................    1,159,542       723,236        207,619
                                                      -----------    ----------     ----------
RETAINED EARNINGS, END OF YEAR......................      494,843     1,159,542        723,236
                                                      ===========    ==========     ==========
NET INCOME (LOSS) PER COMMON SHARE (note 9)
  Basic.............................................         (.23)          .31            .38
  Fully diluted.....................................         (.23)          .31            .37

                             See accompanying notes

                              VENTURE SEISMIC LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN U.S. DOLLARS)

                                                              YEAR ENDED SEPTEMBER 30
                                                      ----------------------------------------
                                                         1996           1995           1994
                                                      ----------     ----------     ----------
OPERATING ACTIVITIES
Net income (loss) for the year......................  $ (664,699)    $  436,306     $  515,617
Items not involving cash
  Depreciation and amortization.....................   1,513,247        901,896        200,635
  Deferred income taxes.............................     (63,727)       145,420        212,602
  Gain on sale of capital assets....................          --         (9,466)       (89,714)
  Write-down for impairment of assets...............     100,000             --             --
Cumulative translation adjustment...................     139,335             --             --
Net change in non-cash working capital (note 13)....    (831,864)       486,111       (275,135)
                                                      -----------    -----------    -----------
                                                         192,292      1,960,267        564,005
                                                      -----------    -----------    -----------
FINANCING ACTIVITIES
Proceeds on issuance of shares......................   6,907,507             --         49,856
Increase in long term debt..........................     598,691      1,042,440      2,216,370
Advance from related company........................          --             --         59,849
Advance to shareholders.............................       7,570          7,334        (36,930)
Increase (decrease) in bank indebtedness............    (208,451)      (309,015)       520,118
Net change in non-cash working capital (note 13)....     150,000       (231,453)            --
                                                      -----------    -----------    -----------
                                                       7,455,317        509,306      2,809,263
                                                      -----------    -----------    -----------
INVESTING ACTIVITIES
Purchase of capital assets..........................  (5,891,181)    (2,479,039)    (3,789,518)
Acquisition of Boone Geophysical, Inc. (note 5).....  (1,756,428)            --             --
Proceeds on sale of fixed assets....................          --          9,466        416,250
                                                      -----------    -----------    -----------
                                                      (7,647,609)    (2,469,573)    (3,373,268)
                                                      ===========    ===========    ===========
INCREASE IN CASH FOR THE YEAR.......................          --             --             --
                                                      ===========    ===========    ===========
CASH, BEGINNING AND END OF YEAR.....................          --             --             --
                                                      ===========    ===========    ===========

                             See accompanying notes

                              VENTURE SEISMIC LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (IN U.S. DOLLARS)

                               SEPTEMBER 30, 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements of the Company are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in Canada, consistently applied. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates and approximations which have been made using careful judgment. The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

CONSOLIDATION

     The consolidated financial statements include the accounts of Venture Seismic Ltd. and its wholly-owned U.S. subsidiaries, Venture Seismic Inc. (Texas) and Boone Geophysical, Inc. All significant intercompany transactions have been eliminated.

CAPITAL ASSETS

     Capital assets are recorded at cost. Depreciation is provided on a declining balance basis to amortize the cost of the assets over their estimated economic useful lives as follows:

                Recording equipment.................................  15% - 30%
                Equipment and radios................................     25%
                Computer equipment..................................     30%
                Automotive equipment................................     30%
                Furniture and fixtures..............................     20%

     When capital assets are sold or scrapped, the cost of the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss on disposal is reflected in income.

INTANGIBLE ASSETS

     Intangible assets consist of the excess purchase of net assets acquired and is amortized on a straight-line basis over ten years from the date of acquisition.

REVENUE RECOGNITION

     The Company recognizes revenue on contracts using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs to be incurred. Changes to total estimated contract costs and full provision for losses, if any, are recognized in the period they are determined.

INCOME TAXES

     The Company follows the deferral method of tax allocation in accounting for income taxes under which the income tax provision is based on the income reported in the accounts. Under this method, provision is made for income taxes deferred principally as a result of claiming depreciation and recognizing revenue for tax purposes at amounts that differ from those provided in the accounts.

                              VENTURE SEISMIC LTD.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               (IN U.S. DOLLARS)
                               SEPTEMBER 30, 1996

FOREIGN CURRENCY TRANSLATION

     The Company's functional (measurement) currency is the Canadian dollar. It translates foreign currency transactions into Canadian dollars using average exchange rates for the year for items included in the consolidated income statement, year end exchange rates for monetary assets and liabilities and historical rates for non-monetary assets and liabilities. Translation gains or losses are included in income for the year.

     The Company has selected U.S. dollars as its currency for financial reporting and display purposes and accordingly applies the current rate method to translate its accounts measured in Canadian dollars to U.S. dollars. Under this method, average exchange rates are used for items included in the consolidated income statement and year end exchange rates for the assets and liabilities. Any significant gains or losses are included in a cumulative translation adjustment account as a separate component of shareholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 establishing standards for the impairment of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not realizable. The Company adopted Statement No. 121 effective September 30, 1996 and determined that there was no material effect from this change in accounting method.

     In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 which provides for alternative methods for recording stock-based compensation and requires additional disclosure of the effect on net income and earnings per share of accounting for the value of stock options as compensation expense. The Company is required to adopt Statement No. 123 for its fiscal year ending September 30, 1997 but has not yet determined the effect, if any, adoption will have on its financial statement disclosure.

2.   ADVANCES TO SHAREHOLDERS

     Advances to shareholders are non-interest bearing and are repayable in annual instalments of $7,342 ($10,000 Canadian) with 18,462 common shares of the Company pledged as collateral against the advances.

3.   RELATED PARTY TRANSACTIONS

     During fiscal 1994 the Company rented seismic equipment and purchased equipment from 300498 Alberta Ltd. ("300498"), a company owned 50% by the President of the Company, for $100,395 and for $326,536, respectively.

                              VENTURE SEISMIC LTD.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               (IN U.S. DOLLARS)
                               SEPTEMBER 30, 1996

4.   CAPITAL ASSETS

                                                   1996                           1995
                                        --------------------------     --------------------------
                                                       ACCUMULATED                    ACCUMULATED
                                           COST        DEPRECIATION       COST        DEPRECIATION
                                        ----------     -----------     ----------     -----------
    Recording equipment...............  $11,124,043    $ 2,302,653     $5,572,338     $ 1,152,545
    Equipment and radios..............      778,577        388,862        644,596         284,037
    Automotive equipment..............      733,338        389,848        557,586         295,846
    Computer equipment................       57,929         30,408         34,480          19,821
    Furniture and fixtures............       50,502         18,353         30,018          15,083
                                        -----------    -----------     -----------    -----------
                                        12,744,389       3,130,124      6,839,018       1,767,332
                                        -----------    -----------     -----------    -----------
    Net Book Value....................          9,614,265                      5,071,686
                                                ----------                     ----------
                                                ----------                     ----------

5.   ACQUISITION OF BOONE GEOPHYSICAL, INC.

     Effective June 1, 1996 the Company acquired all of the outstanding shares of Boone Geophysical, Inc. for an aggregate purchase price of $1,806,428 consisting of $1,250,000 in cash, $500,000 of Venture common shares and $56,428 of direct acquisition costs. The payment of $50,000 in cash and the issuance of $100,000 of common shares has, in accordance with the term of the acquisition agreement, been deferred with payment to occur in three instalments by June 1, 1997. The assigned fair value of net assets acquired is:

    Capital assets...............................................................  $ 213,205
    Excess of cost over net tangible assets acquired, assigned to goodwill.......  1,543,223
                                                                                   ----------
                                                                                   1,756,428
    Cash.........................................................................     50,000
                                                                                   ----------
                                                                                   1,806,428
                                                                                   ==========

     The following unaudited condensed proforma statement of operations presents the consolidated results of operations for the year ended September 30, 1996 as if the purchase had occurred on October 1, 1995. The proforma results are not necessarily indicative of the financial results that might have occurred had the transaction actually taken place on October 1, 1995, or the future results of operations.

    Revenue.....................................................................  $16,400,000
    Net loss for the year.......................................................     (634,000)
    Net loss per common share...................................................         (.22)

6.   BANK INDEBTEDNESS

     The bank operating loan is repayable on demand, with interest payable at the Alberta Treasury Branch prime rate plus .75% per annum.

     A general assignment of book debts has been pledged as collateral for the bank operating loan.

     The loan agreement between Venture Seismic Ltd. and the bank contains certain restrictive covenants with respect to maintenance of certain financial ratios and to changes in share ownership. As at September 30,

                              VENTURE SEISMIC LTD.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               (IN U.S. DOLLARS)
                               SEPTEMBER 30, 1996

1996, the Company was not in compliance with the covenant relating to the maintenance of certain financial ratios. However, the Company has subsequently requested and received a waiver from the bank.

7.   LONG TERM DEBT

                                                                       1996           1995
                                                                    ----------     ----------
Capital loan, bearing interest at the lender's cost of funds plus
  3.25% and repayable in monthly instalments of $68,831 ($93,750
  Canadian), due September 15, 1999...............................  $2,409,094     $3,277,369
Equipment purchase contract, bearing interest at 8%, repayable in monthly instalments of $91,000, comprised of principal and
  interest, due June 15, 1997.....................................     795,528             --
Equipment lease purchase contracts, bearing interest at 22%, repayable in monthly instalments of $71,613, comprised of
  principal and interest, due December 31, 1996...................     671,438             --
                                                                    ----------     ----------
                                                                     3,876,060      3,277,369
Less current portion..............................................  (1,520,000)      (836,775)
                                                                    ----------     ----------
                                                                     2,356,060      2,440,594
                                                                    ==========     ==========

     A general security agreement on equipment and a fixed charge on certain equipment have been pledged as collateral for the capital loan. Specific seismic equipment has been pledged as collateral for the equipment purchase contract and the equipment lease purchase contract (see note 16(a)).

     Principal repayments, based on the refinancing as described in note 16(a), are as follows:

              1997.....................................................  $1,520,000
              1998.....................................................   1,236,000
              1999.....................................................   1,120,060
                                                                         ---------
                                                                          3,876,060
                                                                         =========

8.   COMMITMENTS

     The Company has entered into several operating lease agreements for automotive equipment and office premises, with the following required payments:

                1997..................................................  $224,000
                1998..................................................   123,000
                1999..................................................    47,000
                2000..................................................    10,000
                                                                         -------
                                                                         404,000
                                                                         =======

     The Company had lease expenses of $300,000, $316,368, and $221,067 included in income for the years ended September 30, 1996, 1995 and 1994, respectively.

                              VENTURE SEISMIC LTD.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               (IN U.S. DOLLARS)
                               SEPTEMBER 30, 1996

9.   SHARE CAPITAL

A)  SHARE REORGANIZATION

     On August 23, 1995, at the special annual meeting of the shareholders of the Company, the shareholders approved a share consolidation of the existing share capital from 4,550,000 common shares to 1,400,000 common shares. These financial statements reflect the effect of the share reorganization as though it had occurred at the Company's inception.

B)  AUTHORIZED

     The Company's authorized share capital consists of an unlimited number of common and preferred shares.

C)  ISSUED

                                                                               COMMON
                                                                       ----------------------
                                                                        NUMBER       AMOUNT
                                                                       --------     ---------
Balance at September 30, 1994 and September 30, 1995.................  1,400,000    $ 131,671
Issued for cash......................................................  1,604,050    7,008,231
Issued on acquisition of Boone Geophysical, Inc. (see note 5)........     93,633      400,000
                                                                       ---------    ----------
Balance at September 30, 1996........................................  3,097,683    7,539,902
                                                                       =========    ==========

     The shares issued for cash are net of share issue costs totalling $1,640,148. Of the $731,500 of income tax benefit associated with these share issue costs, $500,724 has been recorded in the share capital account. The remaining benefit of $230,776 will be recognized in the accounts when realized.

D)  STOCK OPTIONS (NOTE 16(B))

     In fiscal 1995, the Company established the 1995 Stock Option Plan ("the Option Plan") whereby up to 250,000 common shares are available for purchase by directors, officers, employees and consultants.

     Under the option plan, the options granted are contingent upon continued employment and are exercisable on a cumulative basis over a vesting period of three years. There are 198,500 options outstanding to purchase common shares at an exercise price of $5.00, of which 99,250 options are fully vested. These options expire on September 14, 2005.

E)  WARRANTS AND UNDERWRITER OPTION

     In fiscal 1996 the Company completed its initial public offering. As part of this public offering the Company issued 1,610,000 warrants. The warrants, which expire on November 7, 2000, unless redeemed earlier by the Company, entitle the holder to purchase one common share at a price of $6.00. The Company also granted the Underwriter an option to purchase 140,000 common shares at $8.25 per share and 140,000 warrants ("Underwriter warrants") at $0.165 per warrant. The Underwriter warrants expire on November 7, 2000 and entitle the holder to purchase one common share at $7.00. As part of an investor relations service agreement, the Company has agreed to issue 100,000 warrants to purchase 100,000 common shares at an exercise price of $5.25. Of these warrants 60,000 are exercisable over a four year period commencing October 27, 1996 and 40,000 are exercisable over a three year period commencing October 27, 1997.

                              VENTURE SEISMIC LTD.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               (IN U.S. DOLLARS)
                               SEPTEMBER 30, 1996

10. INTEREST EXPENSE

                                                                1996         1995        1994
                                                              --------     --------     -------
    Short-term bank indebtedness............................  $ 72,965     $ 68,940     $27,240
    Long-term debt..........................................   254,966      221,175      17,502
                                                              --------     --------     -------
                                                               327,931      290,115      44,742
                                                              ========     ========     =======

11. INCOME TAXES

     Income tax expense varies from the amounts that would be computed by applying the combined Canadian federal and provincial income tax rate for each of the periods due to the following differences:

                                                              1996          1995         1994
                                                            ---------     --------     --------
Corporate tax rate........................................      44.6%       44.48%       44.34%
                                                            ---------     --------     --------
Provision for income taxes at statutory tax rate..........  $(455,882)    $336,290     $423,706
Increase (decrease) in income taxes due to:
  Difference between rate of accumulation on deferred
     income taxes and statutory rate......................         --           --       30,000
  Small business deduction................................         --      (37,000)     (37,000)
  Loss of subsidiary company not recognized...............     47,000           --           --
  Non-taxable portion of capital gain.....................         --           --      (14,000)
  Non-deductible expenses.................................     39,000       22,000       41,000
  Other...................................................     12,423       (1,553)      (3,738)
                                                            ---------     --------     --------
                                                             (357,459)     319,737      439,968
                                                            =========     ========     ========

12. MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

     The Company operates in only one business segment, contract seismic data acquisition services. Revenue from individual customers representing 10% or more of revenue were:

                                                                         1996     1995     1994
                                                                         ----     ----     ----
    Customer A.........................................................   54%      43%       --
    Customer B.........................................................   11%       --       --
    Customer C.........................................................    --      15%      12%
    Customer D.........................................................    --      13%      14%
                                                                          ---      ---      ---
                                                                          65%      71%      26%
                                                                          ===      ===      ===

     The Company's sales are to customers in the oil and gas industry for the acquisition of seismic data, which results in a concentration of credit risk. The Company generally extends unsecured credit to these customers and, therefore, the collection of these receivables may be affected by changes in economic or other conditions and may accordingly impact the Company's overall credit risk. Management believes the risk is mitigated by the size, reputation and diversified nature of the companies to which they extend credit. The Company has not previously experienced any material credit losses on the collection of receivables.

                              VENTURE SEISMIC LTD.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               (IN U.S. DOLLARS)
                               SEPTEMBER 30, 1996

     Approximately 84% and 77% of accounts receivable at September 30, 1996 and 1995, respectively, were represented by three customers.

     The following table provides information by geographic area for the year ended September 30, 1996. Prior to the year ended September 30, 1996 primarily all the Company's operations were conducted in Canada.

                            CANADA       UNITED STATES     INTERNATIONAL     CORPORATE        TOTAL
                          ----------     -------------     -------------     ----------     ----------
Revenue.................  $11,024,777     $  1,528,369      $  1,593,825     $       --     $14,146,971
Gross margin............   2,506,193           353,393          (703,851)            --      2,155,735
General and
  administrative
  costs.................          --                --                --             --     (1,342,082)
Depreciation and
  amortization..........          --                --                --             --     (1,513,247)
Interest expense........          --                --                --             --       (327,931)
Other...................          --                --                --             --          5,367
Income taxes............          --                --                --             --        357,459
                                                                                            -----------
Net loss for the year...                                                                      (664,699)
                                                                                            -----------
Identifiable assets.....   9,234,928         3,597,148           609,381      1,491,783     14,933,240
                          ===========      ===========       ===========     ===========    ===========

13. NET CHANGE IN NON-CASH WORKING CAPITAL

                                                         1996           1995           1994
                                                      ----------     ----------     ----------
Accounts receivable.................................  $(1,224,060)   $   69,094     $(1,264,399)
Other receivables...................................     (91,994)       225,181       (228,797)
Income taxes recoverable............................    (430,975)            --             --
Work-in-progress....................................    (322,513)        85,988        (23,676)
Advances from (to) shareholder......................          --             --         10,018
Prepaid expenses and deposits.......................     228,764       (214,020)      (135,125)
Accounts payable and accrued liabilities............   1,166,288        314,368      1,147,809
Income taxes payable................................      (7,374)      (225,953)       219,035
                                                      -----------    -----------    -----------
                                                        (681,864)       254,658       (275,135)
                                                      -----------    -----------    -----------
Comprised of:
Operating...........................................    (831,864)       486,111       (275,135)
Financing...........................................     150,000       (231,453)            --
                                                      -----------    -----------    -----------
                                                        (681,864)       254,658       (275,135)
                                                      ===========    ===========    ===========

                              VENTURE SEISMIC LTD.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               (IN U.S. DOLLARS)
                               SEPTEMBER 30, 1996

14. UNITED STATES ACCOUNTING PRINCIPLES

                                                         1996           1995           1994
                                                      ----------     ----------     ----------
Net income (loss) using Canadian basis..............  $  664,699     $  436,306     $  515,617
Compensation expense(1).............................          --        212,692             --
                                                      -----------    -----------    -----------
Net income (loss) using U.S. basis..................     664,699        223,614        515,617
                                                      ===========    ===========    ===========

---------------

(1) Compensation expense represents the difference between the estimated fair market value of $3.50 per share and the consideration given for shares received from a principal shareholder by a member of senior management as part of an employment contract. The employment contract was entered into in July, 1994 and contains a clause whereby the employee would receive a certain number of shares should certain events not occur on or before July 1, 1995. As at September 30, 1994, management was of the opinion that these events would occur. In April, 1995, it became evident that these events would not occur and that it was probable that the employee would become entitled to the shares and the associated compensation expense was recognized in the accounts for U.S. accounting purposes.

     The Company paid interest of $331,970, $290,607 and $30,118 in the years ended September 30, 1996, 1995 and 1994, respectively.

     The Company paid income taxes of $Nil, $400,270 and $8,331 in the years ended September 30, 1996, 1995 and 1994, respectively.

     Included in Acquisition of Boone Geophysical, Inc. of $1,756,428 on the Statement of Cash Flows, is $500,000 relating to the issuance of Venture common shares.

     For the United States basis of accounting the Company has adopted FAS 109 "Accounting for Income Taxes" on a prospective basis, effective September 1, 1993. FAS 109 requires companies to recognize deferred tax assets and liabilities for the expected future tax consequences, based on enacted rates, of existing differences between financial reporting and tax reporting basis of assets and liabilities. These provision also require the Company to establish a valuation allowance for deferred tax assets where the recovery of these assets are uncertain.

     The deferred tax liabilities (assets) relate to the following:

                                                                         1996          1995
                                                                       ---------     ---------
    Fixed assets.....................................................  $ 133,800     $ 348,550
    Work in progress.................................................    103,200        26,947
    Share issue costs................................................   (480,975)           --
    Benefit of unrecognized loss carryforward........................    (40,000)           --
    Other............................................................         --        78,826
                                                                       ---------     ---------
                                                                        (283,975)      454,323
    Valuation allowance..............................................    220,100            --
                                                                       ---------     ---------
                                                                         (63,875)      454,323
                                                                       =========     =========

                              VENTURE SEISMIC LTD.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               (IN U.S. DOLLARS)
                               SEPTEMBER 30, 1996

     The Company's net income (loss) per share amounts using United States generally accepted accounting principles, after giving affect to the share reorganization, are:

                                                                      1996      1995      1994
                                                                      -----     -----     -----
Net income (loss) per common share using U.S. basis
  Primary and fully diluted(1)......................................  $(.23)    $ .16     $ .37

---------------

(1) Under U.S. generally accepted accounting principles the calculation of primary income per share is based on the number of issued and outstanding shares plus common share equivalents, including stock options, if they would have a dilutive effect. Under U.S. GAAP outstanding shares would be 2,857,000 for 1996 and 1,400,000 for 1995 and 1994.

15. COMPARATIVE FIGURES

     Certain comparative figures have been reclassified to conform with the current year's presentation.

16. SUBSEQUENT EVENTS

A)  CAPITAL LOAN

     Subsequent to September 30, 1996 the Company was advanced $5.1 million ($7 million Canadian) by Roynat Inc. with the proceeds used to repay the Company's outstanding balances on its capital loan and equipment purchase contracts and to fund the acquisition of certain capital assets. The capital loan bears interest at the lender's cost of funds plus 3.00% and is repayable in monthly principal instalments of $103,000 ($140,000 Canadian), commencing January 1997.

     A general security agreement on equipment and a fixed charge on certain equipment have been pledged as collateral for the capital loan.

     The principal repayments after the refinancing are as follows:

                Remainder of fiscal 1997.............................  $ 927,000
                1998.................................................  1,236,000
                1999.................................................  1,236,000
                2000.................................................  1,236,000
                2001.................................................    465,000
                                                                       ---------
                                                                       5,100,000
                                                                       =========

B)  STOCK OPTIONS

     The Company has granted certain officers and employees options to purchase a total of 51,500 shares at $5.00 per share. These options expire November 15, 2001 and must be fully paid upon exercise of the stock option.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 20, 1996

                                          VENTURE SEISMIC LTD.

                                                       /s/ BRIAN KOZUN
                                          By:

                                                    Brian Kozun, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           /s/ BRIAN KOZUN             President, Chief Executive Officer,  December 20, 1996
-------------------------------------  Director (Principal Executive
             Brian Kozun               Officer)

           /S/ GREG WIEBE              Vice President, Finance and          December 20, 1996
-------------------------------------  Chief Financial Officer (Principal
             Greg Wiebe                Financial Officer)

          /S/ DAN MCARTHUR             Chief Operating Officer, Director    December 20, 1996
-------------------------------------
            Dan McArthur

        /S/ MICHAEL BENINGER           Director                             December 20, 1996
-------------------------------------
          Michael Beninger

         /S/ JOSEPH CIAVARRA           Director                             December 20, 1996
-------------------------------------
           Joseph Ciavarra

