Form 10KSB40/A
period 1996-09-30
VENTURE SEISMIC LTD
filed 1997-01-27
CIK 1001244

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-KSB/A
                            ------------------------

(MARK ONE)
    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                       OR
    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO 0-27070

                              VENTURE SEISMIC LTD.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                            ------------------------

               ALBERTA, CANADA                                     N/A
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

            3110 - 80 AVENUE S.E.                                T2C 1J3
               CALGARY, ALBERTA                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                   ISSUER'S TELEPHONE NUMBER: (403) 777-9070
                            ------------------------

       Securities Registered Pursuant to Section 12(b) of the Act:   None

          Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                             (Title of each class)

                            ------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No
____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     Issuer's revenues for its most recent fiscal year were $14,146,971.

     As of January 22, 1997, there were outstanding 3,109,819 shares of the registrant's common stock no par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock or voting stock held by non-affiliates of the registrant (based on the last sales price for the common stock on the Nasdaq National Market on January 22, 1997) was approximately $10,850,000.

     Transitional Small Business Disclosure Format (check one): Yes ____ No  X

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 9. DIRECTORS OF THE COMPANY

     The following sets forth the names and ages of the Directors of the Company, their respective principal occupations or employment during the past five years and the period during which each has served as a director of Venture Seismic Ltd. ("the Company").

     Brian W. Kozun (36) has been President and Chief Executive Officer of the Company since April 1992 and has been a director since 1985. Mr. Kozun was one of the founding shareholders of the Company and served as the Company's Vice President-Field Operations and Vice President-Survey Operations from 1985 to 1992. From 1983 to 1985, Mr. Kozun served in various field positions with Sefel Geophysical Ltd., a geophysical company. Mr. Kozun has been involved in the geophysical services industry for more than 16 years.

     P. Daniel McArthur (35) has served as Chief Operating Officer and a director of the Company since August 1994. From 1989 to 1994, Mr. McArthur served as a marketing manager and operations supervisor for Solid State Geophysical Inc., a geophysical company, and was appointed Vice-President, International Operations of Solid State Geophysical Inc. in June 1992. From 1981 to 1988, he was employed by Sonics Exploration Ltd., a geophysical company, in various field management positions, on shore and offshore, in Canada, the United States and the Caribbean.

     Stuart Norman (52) was appointed a director of the Company in August 1994. He has been co-owner and a director of Paxton Pacific Resources Products Inc., a pressure treating and specialty wood products company, since March 1994. From 1990 to 1993, Mr. Norman was involved in the acquisition and construction of projects in the United States for Amusements International, Inc., an operator of Ripley's Museums, and, since 1990, has been a partner in Ripleys Museum of Hollywood, California. From 1987 to 1990, Mr. Norman served as President of Location Leasing Ltd., an oilfield camp rental company with operations in Alberta, British Columbia, Yukon and Northwest Territories. Also from 1972 to 1990, he was President of Diamond Resource Services Ltd., an oilfield services company operating in Western Canada.

     J. Joseph Ciavarra (46) was appointed a director of the Company in August 1994. He had been President and Chief Executive Officer of Transwest Energy Inc., an oil and gas company, since 1991. From 1975 to 1991, Mr. Ciavarra held various positions with Triton Energy Company, an oil and gas company, the most recent of which was Vice President-Engineering.

     Michael Beninger (43) was appointed a director of the Company in August 1994. He has been practicing law since 1980 and, since August 1993, has operated as a sole practitioner in British Columbia. Prior to August 1993, he was a partner with Felsky Flynn, Barristers & Solicitors in Calgary and Edmonton.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "1934 Act") requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission ("S.E.C.") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required by S.E.C. regulations to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

     Based solely on the Company's review of such forms furnished to the Company and written representation from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to Brian W. Kozun, the Chief Executive Officer of the Company, (the "Named Officer") for services during the fiscal years ended September 30, 1996, 1995 and 1994. No other executive officers of the Company received compensation in excess of $100,000 for services during the fiscal years ended September 30, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                                                             SECURITIES
             NAME AND PRINCIPAL POSITION       YEAR        SALARY        UNDERLYING OPTIONS
        -------------------------------------  ----       --------       ------------------
        Brian W. Kozun, President              1996       $114,000                 --
          and Chief Executive Officer          1995       $114,000             55,000(1)
                                               1994       $ 92,000                 --

---------------

(1) Represents options granted pursuant to the Company's 1995 Stock Option Plan (the "1995 Plan").

     The following table sets forth certain information with respect to each exercise of stock options during the fiscal year ended September 30, 1996 by the Named Officer and the number and value of unexercised options held by such Named Officer as of September 30, 1996.

                                                               NUMBER OF
                                                         SECURITIES UNDERLYING
                                                              UNEXERCISED          VALUE OF UNEXERCISED
                                                              OPTIONS AT           IN THE MONEY OPTIONS
                             SHARES                         FISCAL YEAR END         AT FISCAL YEAR END
                            ACQUIRED         VALUE           EXERCISABLE/              EXERCISABLE/
                          ON EXERCISE       REALIZED         UNEXERCISABLE            UNEXERCISABLE
             NAME              $               $                   #                        $
        ---------------  --------------     --------     ---------------------     --------------------
        Brian Kozun            Nil             Nil           27,500/27,500                Nil/Nil

DIRECTOR COMPENSATION

     Other than being reimbursed by the Company for their expenses, the aggregate cash compensation paid to the directors of the Company for services rendered in their capacities as directors, during the fiscal year ended September 30, 1996 was nil. During the fiscal year ended September 30, 1996, the Company paid Mr. Beninger fees of $36,710 for various management consulting services provided by him to the Company.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     In September, 1995 the Company entered into an employment agreement with Brian Kozun (the "Kozun Agreement"), which provides for an annual salary of $111,500, subject to annual review, such number of stock options as may be determined by the Board, and a leased vehicle for use in the Company's business. The Kozun Agreement expires in September, 2000 and may be terminated by either party to the agreement, however, that in the event of termination for reasons other than Just Cause or Disability, or in the event of Change of Control (as defined therein), Mr. Kozun shall be entitled to receive a lump sum payment equal to one month on his salary for each full year of employment. In addition, the Kozun Agreement prohibits Mr. Kozun from competing with the Company during his employment and for a period of two years following the end of such employment.

     In the event of certain transactions including those which may result in a change in control, as defined under the 1995 Plan, options to purchase Common Shares held by all executive officers of the Company may become immediately exercisable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Shares at January 22, 1997 of (i) the Named Officer, (ii) each person or entity known by the Company to own beneficially more than 5% of the Company's outstanding Common Shares, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group.

                                                   AMOUNT AND NATURE       PERCENT OF
                                                     OF BENEFICIAL           COMMON
        NAME AND ADDRESS OF BENEFICIAL OWNER(1)       OWNERSHIP(3)          SHARES(10)
        ---------------------------------------    -----------------       ----------
        Brian Kozun                                      892,886(4)           27.7%
        Ernest P. Werlin(2)                              198,300(5)            6.2%
        P. Daniel McArthur                                79,231(6)            2.5%
        Michael Beninger                                  49,231(7)(8)         1.6%
        J. Joseph Ciavarra                                 2,500(8)              *
        Stuart M. Norman                                  13,269(8)              *
        All executive officers and directors as a
          group (seven persons)                        1,124,617(9)           34.9%

---------------

  *  Does not exceed one percent

 (1) Unless otherwise indicated, the address of each beneficial owner identified is: c/o Venture Seismic Ltd., 3110 80th Avenue S.E., Calgary, Alberta, Canada T2C 1J3.

 (2) The address of such individual is c/o High View Capital Corporation, 150 East 52nd Street, Suite 1800, New York, New York, 10022.

 (3) Beneficial ownership is defined in accordance with the rules of the S.E.C. and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein.

 (4) Includes 27,500 Common Shares underlying immediately exercisable options, but excludes 27,500 Common Shares underlying options which are not exercisable within 60 days. Also includes 842,309 Common Shares held by a personal holding company of which Mr. Kozun is the sole shareholder and 23,077 Common Shares held in trust, of which Mr. Kozun is one of three trustees. Mr. Kozun disclaims beneficial ownership as to the Common Shares held in trust, as he is not a beneficiary under such trust.

 (5) Includes 96,650 Common Shares held of record by The High View Fund, L.P., the sole general partner of which is High View Capital Corporation. Mr. Ernest P. Werlin is the president, treasurer, sole stockholder of voting stock and sole director, and Mr. Andrew M. Brown is the secretary of High View Capital Corporation. Also includes 101,650 Common Shares held of record by The High View Fund, the investment manager of which is High View Asset Management Corporation. Mr. Werlin is the president, treasurer, sole stockholder of voting stock and sole director, and Mr. Brown is the secretary and vice president of High View Asset Management Corporation. The information disclosed herein is based on information contained in a
     Schedule 13D filed with the S.E.C. on behalf of: The High View Fund, L.P., The High View Fund, Mr. Ernest P. Werlin and Mr. Andrew M. Brown, which individuals and entities may be deemed to constitute a "group" for purposes of Section 13(d)(3) of the 1934 Act, however, each of such individuals and entities disclaims beneficial ownership of the Common Shares owned by any other individual or entity, and disclaims membership in a group.

 (6) Of the Common Shares owned by Mr. McArthur 5,539 have been pledged to the Company as collateral for a shareholder's loan in the amount of $6,608.

 (7) Represents Common Shares held in a trust of which Mr. Beninger is a beneficiary.

 (8) Includes 2,500 Common Shares for which each of Mr. Beninger, Mr. Ciavarra and Mr. Norman have the right to acquire upon the exercise of stock options exercisable within 60 days, but excludes 2,500 Common Shares for which each of Mr. Beninger, Mr. Ciavarra and Mr. Norman have options which are not exercisable within 60 days.

 (9) Includes 18,462 Common Shares which have been pledged to the Company as collateral for shareholders' loans in the aggregate amount of $22,026 and 80,000 Common Shares underlying immediately exercisable stock options, but excludes 80,000 Common Shares underlying options which are not exercisable within 60 days.

(10) All holders own Common Shares. The numbers in this column reflects for holders of Common Shares the percent of class as calculated on the basis of 3,109,819 Common Shares outstanding as of January 22, 1997. The percentage ownership is determined by assuming that options which are execrable within 60 days are deemed to be outstanding for purposes of determining the percentage owned by holders of such options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended September 30, 1996, the Company paid Mr. Beninger, a director of the Company, fees of $36,710 for various management consulting services provided by him to the Company.

     During the fiscal year ended September 30, 1995 an affiliate of Mr. Kozun transferred 60,769 Common Shares in exchange for $73, with an estimated fair market value of $212,692 to Mr. McArthur, the Company's Chief Operating Officer pursuant to the terms of Mr. McArthur's employment agreement with the Company, entered into in July 1994, and as amended.

     During the fiscal year ended September 30, 1995 the Company advanced $31,215 to Mr. Kozun, the Company's President and Chief Executive Officer and principal shareholder. These advances were non-interest bearing and had no fixed repayment terms. The amounts advanced during fiscal 1995 were repaid in September, 1995.

     During the fiscal year ended September 30, 1994 Mr. Kozun entered into an agreement with the Elmdale Trust, of which Mr. Beninger, a director of the Company, is a beneficiary, whereby the trust issued a promissory note in the prinicpal amount of $82,598 to Mr. Kozun in consideration for Mr. Kozun's transfer to the trust of 69,231 of his Common Shares. The promissory note is non-interest bearing. As of January 22, 1997 no amounts have been repaid.

     All future transactions and/or loans between the Company and its officers, directors and/or 5% shareholders are intended to be on terms no less favorable to the Company than could be obtained from independent, third parties and will be approved by a majority of the independent, disinterested directors of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          VENTURE SEISMIC LTD.


Dated: January 27, 1997                   By:        /s/  Brian Kozun
                                             -----------------------------------
                                                       Brian W. Kozun
                                               President and Chief Executive
                                                           Officer