Form 10QSB
period 1996-12-31
VENTURE SEISMIC LTD
filed 1997-02-07
CIK 1001244

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

-----------------------------------------------------------------------------

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                             THE EXCHANGE ACT OF 1934

                      Commission file number  0-27070

                    -----------------------------------------

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

                       ----------------------------------------

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X   No
            ---     ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,109,819 shares of Common Stock, no par value, were outstanding as of February 6, 1997.

Transitional Small Business Disclosure Format (Check one):
Yes       No  X
    ---      ---

                              VENTURE SEISMIC LTD.

                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED DECEMBER 31, 1996

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements                                                                       Page
                                                                                                       ----

      Consolidated Balance Sheets
         December 31, 1996 and September 30, 1996  ................................................     3
      Consolidated Statements of Income
         Three months ended December 31, 1996 and 1995 ............................................     4

      Consolidated Statements of Cash Flows
         Three months ended December 31, 1996 and 1995.............................................     5

      Notes to Consolidated Financial Statements ..................................................     6


Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations .........................................................      9

PART II. OTHER INFORMATION

Item 2.  Changes in Securities  ...................................................................    12

Item 6.  Exhibits and Reports on Form 8-K .........................................................    13

Signatures.........................................................................................    16


PART 1.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                              VENTURE SEISMIC LTD.
                          CONSOLIDATED BALANCE SHEETS
                               (IN U.S. DOLLARS)

                                                          December 31, 1996          September 30, 1996
                                                          -----------------          ------------------
ASSETS
CURRENT
  Cash                                                        $   28,802                  $        -
  Accounts receivable                                          4,326,380                   2,644,659
  Income taxes recoverable                                       428,099                     430,975
  Work-in-progress                                               809,370                     381,273
  Other receivables                                              217,884                     127,706
  Current portion of advances to shareholders                      7,342                       7,342
  Prepaid expenses and deposits                                  178,629                     156,678
                                                             -----------                 -----------
                                                               5,996,506                   3,748,633

ADVANCES TO SHAREHOLDERS                                          14,684                      14,684
DEFERRED INCOME TAXES                                                  -                      63,875
CAPITAL ASSETS                                                11,618,577                   9,614,265
INTANGIBLE ASSETS                                              1,453,203                   1,491,783
                                                             -----------                 -----------
                                                             $19,082,970                 $14,933,240
                                                             ===========                 ===========



LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank indebtedness                                          $    91,302                 $   164,630
  Accounts payable and accrued liabilities                     4,761,134                   2,764,723
  Current portion of long term debt (note 4)                   2,066,381                   1,520,000
                                                             -----------                 -----------
                                                               6,918,817                   4,449,353
                                                             -----------                 -----------
LONG TERM DEBT (NOTE 4)                                        3,879,876                   2,356,060
                                                             -----------                 -----------
DEFERRED INCOME TAXES                                             15,875                           -
                                                             -----------                 -----------
SHAREHOLDERS' EQUITY
  Share capital (note 5)                                       7,576,902                   7,539,902
  Retained earnings                                              644,865                     494,843
  Cumulative translation adjustment                               46,635                      93,082
                                                             -----------                 -----------
                                                               8,268,402                   8,127,827
                                                             -----------                 -----------
                                                             $19,082,970                 $14,933,240
                                                             ===========                 ===========


                              VENTURE SEISMIC LTD.
                       CONSOLIDATED STATEMENTS OF INCOME
                               (IN U.S. DOLLARS)



                                                                                              THREE MONTHS ENDED
                                                                                                DECEMBER  31,
                                                                                              1996         1995
                                                                                          -------------------------
REVENUE                                                                                    $5,584,771    $1,591,926
DIRECT EXPENSES                                                                             4,246,748     1,270,056
                                                                                           ----------    ----------
GROSS MARGIN                                                                                1,338,023       321,870

OTHER INCOME
  Interest and other income                                                                     5,707        41,446
                                                                                           ----------    ----------
                                                                                            1,343,730       363,316
                                                                                           ----------    ----------
EXPENSES
  General and administrative                                                                  397,954       286,939
  Depreciation and amortization                                                               537,184       272,322
  Interest                                                                                    138,570        84,738
                                                                                           ----------    ----------
                                                                                            1,073,708       643,999
                                                                                           ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES                                                             270,022      (280,683)
                                                                                           ----------    ----------

INCOME TAXES
  Current                                                                                          -       (221,220)
  Deferred                                                                                    120,000        95,862
                                                                                           ----------    ----------

                                                                                              120,000      (125,358)
                                                                                           ----------    ----------
NET INCOME (LOSS)                                                                          $  150,022    $ (155,325)
                                                                                           ==========    ==========


NET INCOME (LOSS) PER COMMON SHARE                                                             0.05        (0.07)

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                                        3,096,500     2,275,000





                              VENTURE SEISMIC LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN U.S. DOLLARS)


                                                                                 THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                 1996            1995
                                                                             ---------------------------
OPERATING ACTIVITIES:
  Net income(loss)                                                            $  150,022     $ (155,325)
  Items not involving cash:
    Depreciation and amortization                                                537,184        272,322
    Deferred income taxes                                                        120,000         95,862
 Cumulative translation adjustment                                               (49,697)        81,127
 Net change in non-cash working capital                                         (222,660)      (246,629)
                                                                             -----------     ----------
                                                                                 534,849         47,357
                                                                             -----------     ----------

FINANCING ACTIVITIES:
  Proceeds on issuance of shares                                                  50,000      6,496,376
  Decrease in bank indebtedness                                                  (73,328)      (373,081)
  Decrease in advances to shareholders                                                 -            304
  Increase (decrease) in long term debt                                        2,070,197       (256,631)
  Net change in non-cash working capital                                         (50,000)             -
                                                                             -----------     ----------
                                                                               1,996,869      5,866,968
                                                                             -----------     ----------

INVESTMENT ACTIVITIES:
  Purchase of capital assets                                                  (2,502,916)    (1,910,501)
                                                                             -----------     ----------
                                                                              (2,502,916)    (1,910,501)
                                                                             -----------     ----------

INCREASE IN CASH FOR THE PERIOD                                                   28,802      4,003,824
CASH, BEGINNING OF PERIOD                                                              -              -
                                                                             -----------     ----------
CASH, END OF PERIOD                                                          $    28,802     $4,003,824
                                                                             ===========     ==========




                              VENTURE SEISMIC LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


1.  Basis of Financial Statement Presentation

The consolidated financial statements of Venture Seismic Ltd. are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 1996, operating results for the three months ended December 31, 1996 and December 31, 1995 and statements of cash flows for the three months ended December 31, 1996 and December 31, 1995. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996. The foregoing interim results for the three months ended December 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1997.

The consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"). Certain of these principles differ in respect from those applicable in the United States ("U.S. GAAP"). Differences, if material, are disclosed in note 3 - United States Accounting Principles.


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

For translation purposes the exchange rates of the Canadian dollar in exchange for U.S. dollars, is calculated from the exchange rates reported by the Federal Reserve Bank of New York as the noon buying rate in New York for cable transfers in Canadian dollars as certified for custom purposes. The average exchange rates for the three months ended December 31, 1996 and December 31, 1995 are $0.7405 = $1.00 Canadian and $0.7374 = $1.00 Canadian respectively. The period end exchange rates at December 31, 1996 and September 30, 1996 are $0.7293 = $1.00 Canadian and $0.7342 = $1.00 Canadian respectively.

3.  United States Accounting Principles and Earnings per Share

For the periods ended December 31, 1996 and December 31, 1995 there were no material differences in net income (loss) and net income (loss) per common share using Canadian and U.S. GAAP.

4.  Long term debt

                                                                    December 31,      September 30,
                                                                       1996                1996
                                                                   -------------       -------------
Capital loan, bearing interest at the lender's cost
  of funds plus 3.0% and repayable in monthly
  instalments of $102,102($140,000 Canadian), due
  February 15, 2001                                                  $5,105,100                 -

Equipment lease purchase contract, bearing interest
  at 22%, repayable in monthly instalments of $73,704
  comprised of principal and interest, due April 30, 1997               841,157                 -

Capital loan, bearing interest at the lender's cost
  of funds plus 3.25% and repayable in monthly
  instalments of $68,831($93,750 Canadian), due
  September 15, 1999                                                          -         2,409,094
Equipment purchase contract, bearing interest at 8%,
  repayable in monthly instalments of $91,000, comprised
 of principal and interest, due June 15, 1997                                 -           795,528

Equipment lease purchase contract, bearing interest
  at 22%, repayable in monthly instalments of
  $71,613 comprised of principal and interest, due
  December 31, 1996                                                           -           671,438
                                                                     ----------        ----------
                                                                      5,946,257         3,876,060

Less current portion                                                 (2,066,381)       (1,520,000)
                                                                     ----------        ----------

                                                                     $3,879,876        $2,356,060
                                                                     ==========        ==========


A general security agreement on equipment and a fixed charge on certain equipment have been pledged as collateral for the capital loan. Principal repayments are as follows:

       1997, remainder of fiscal year                   $1,760,075
       1998                                              1,225,224
       1999                                              1,225,224
       2000                                              1,225,224
       2001                                                510,510
                                                        ----------
                                                        $5,946,257
                                                        ==========

5.  Share capital

During the three months ended December 31, 1996 an income tax benefit of $37,000 associated with fiscal 1996 share issue expenses has been recorded in the share capital account. The remaining income tax benefit of $193,776 will be recognized in the share capital account when realized.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Except for the description of historical facts contained herein, this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties. Actual results could differ from those anticipated due to a number of factors including the capital intensive nature of the Company's business and its need for additional funds for operations and debt service requirements, fluctuations in operating results, dependence upon principal customers and on the activity of the oil and gas industry, risks associated with international operations and regulatory, competitive and contractual risks.

RESULTS OF OPERATIONS

Revenue for the three months ended December 31, 1996 ("1996 three months") increased by approximately 251% to $5,584,771 as compared to $1,591,926 for the three months ended December 31, 1995 ("1995 three months"). This increase was primarily attributable to increased activity in the Canadian market and additional revenue in the United States market generated by the Company's wholly owned subsidiary, Boone Geophysical, Inc. ("Boone"). Boone was acquired in June 1996 and generated revenue of $1,765,206 for the three months ended December 31, 1996. Revenue from the Canadian market increased 140% for the 1996 three months to $3,819,565 from $1,591,926 for the 1995 three months. As a percentage of revenue Canadian based operations contributed 68.4% for the 1996 three months as compared to 100% for the 1995 three months.

Direct expenses for the three months ended December 31, 1996 increased by approximately 234% to $4,246,748 as compared to $1,270,056 for the three months ended December 31, 1995. Direct expenses as a percentage of revenue decreased to 76.0% in the 1996 three months as compared to 79.8% for the 1995 three months. The decrease in direct costs as a percentage of revenue in the 1996 three months is due to the increased activity in the Canadian market which decreased the effect of fixed costs and an improvement in contracted rates due to increased demand in the market.

Other income for the 1996 three months decreased by 86.2% to $5,707 as compared to $41,446 for the 1995 three months. Other income for the 1995 three months was primarily attributable to interest income from funds invested on completion of the Company's initial public offering in November 1995.

General and administrative expenses for the three months ended December 31, 1996 increased by 38.7% to $397,954 as compared to $286,939 for the three months ended December 31, 1995. This increase is primarily attributable to increased operating activity in the Canadian market and the inclusion of general and administrative expenses related to the Boone operations in the U.S. market.

Depreciation and amortization expense for the three months ended December 31, 1996 increased by 97.3% to $537,184 as compared to $272,322 for the three months ended December 31, 1995. The increase in depreciation is primarily attributable to additional equipment related to the acquisition of Boone in June 1996 and the acquisition of two telemetry systems in November and December 1996. The 1996 three months also includes an amortization charge of $38,580 related to the amortization of goodwill recognized on the acquisition of Boone.

Interest expense for the three months ended December 31, 1996 increased by 63.5% to $138,570 as compared to $84,738 for the three months ended December 31, 1995. The increase results from increased debt levels related to the acquisition of two data acquisition systems, geophones for the Company's U.S. operation and a new set of viborseis units.

The income tax provision of $120,000 for the three months ended December 31, 1996 and the recovery of $125,358 for the three months ended December 31, 1995 both correspond to the expected statutory rate of 44%.

The Company had net income of $150,022, or $0.05 per share, for the three months ended December 31, 1996 as compared to a net loss of $155,325, or $0.07 per share for the three months ended December 31, 1995, resulting primarily from increased revenues as discussed above.

QUARTERLY FLUCTUATIONS

The Company's business is subject to substantial quarterly variations as a result of activity variations in the Canadian seismic industry. Generally, increased activity occurs in the Canadian seismic industry during the Canadian winter season, from November to March. During this period the colder weather freezes the ground and permits easier access to marshy terrain in the northern areas of Western Canada and agricultural areas. During the spring, bans are placed on road use, which temporarily limits access to many areas where the Company conducts its operations. Further, due to the soft wet ground conditions and marshy terrain in the northern areas of Western Canada, both of which are extremely sensitive to traffic and heavy equipment, the extent to which the Company can conduct its operations during the spring and summer is significantly reduced. As a result the Company has historically experienced a fluctuation in quarterly results with generally increased activity in the Company's first and second quarters and a significant decrease in revenues and net income during the third and fourth quarters. With the acquisition of Boone in June 1996 the Company is expanding and diversifying its operations into the United States, and if successful, this expansion will reduce the seasonality effects traditionally associated with Company's Canadian operations. Due to the factors noted above, the Company's results of operations may be subject to fluctuations, particularly on a quarterly basis and the Company's stock price may be affected by such results.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996 the Company had a working capital deficit of $922,311, including the current portion of long term debt of $2,066,381. Included in the current portion of long term debt is $841,157 in respect of a "lease to purchase" obligation for a telemetry data acquisition system under an agreement entered into in October 1996. Under the terms of this agreement the Company can exercise a purchase option (the "Lease Option") on April 30, 1997 with credit being given for a portion of the lease payments paid during the period November 1, 1996 to April 30, 1997. The Company has recorded the equipment as a capital asset and recognized the related leasing commitment, including the buy-out commitment, as a current liability. The Company expects that additional long term debt financing will have to be obtained to exercise the Lease Option.
Such financing would improve the Company's working capital position since the entire obligation is currently classified as a current liability. There is no assurance that the Company will be able to obtain such financing and a failure to obtain such financing would reduce the Company's ability to exercise the Lease Option.

During the three months ended December 31, 1996 the Company entered into an agreement whereby approximately $1,265,000 in additional funding was provided for the acquisition of additional capital equipment and the Company's existing capital loan and equipment financing was refinanced under a new capital loan (the "New Capital Loan"). This refinancing resulted in a New Capital Loan of approximately $5,105,100 ($7,000,000 Canadian) for which all of the Company's equipment is pledged as collateral. This New Capital Loan is evidenced by a debenture bearing interest at a rate equal to the lender's cost of funds plus 3.00% (which based on the lender's cost of funds at Janaury 15, 1997 aggregated approximately 6.589% at such date), is payable in monthly principal instalments of $102,000 plus interest, and matures in February 2001. Based on the lender's cost of funds at January 15, 1997 the Company's debt service requirements in connection with the New Capital Loan are expected to aggregate approximately $1,520,000 for the next twelve months.

The Company continues to maintain its operating line of credit which provides for an aggregate of up to $875,000 in advances available to the Company subject to a limit of: i) the excess in value of current assets over current liabilities (excluding the current portion of long-term debt) and ii) 70% of the value of the accounts receivable of the Company which are less than ninety days old. Borrowings under the operating line are payable on demand, bear interest at the bank's prime rate plus .75%. The Company's trade receivables have been pledged as collateral for the operating line. As at December 31, 1996 the Company was not in compliance with the covenant relating to the maintenance of a working capital ratio of not less than 1:1 however the Company has requested and received a waiver from the bank provided the Company is in compliance with the working capital covenant by March 31, 1997. If the Company is not in compliance with the working capital covenant at March 31, 1997 the Company will be required to secure an extended waiver from the bank although there can be no assurance that the Company will be able to obtain such a waiver.

The Company will require satisfactory operating cash flows to continue operations, complete capital expenditures and meet its principal and interest obligations with respect to the New Capital Loan. The Company currently expects to exercise the Lease Option with funding expected to be provided by additional financing. The Company anticipates, based on its current plans and assumptions, that the funds provided by the refinancing, funds expected to be generated from operations and funds provided by new financing for the Lease Option will be sufficient to satisfy the Company's existing cash requirements over the next twelve month period. In the event that the Company does not obtain additional financing to exercise the Lease Option, the Company anticipates, based on its current plans and assumptions, that it will not exercise the Lease Option and that funds provided by the refinancing and funds expected to be generated from operations will be sufficient to satisfy the Company's existing cash requirements over the next twelve month period. However, the Company's ability to meet its debt service and other obligations depends on its future performance which is subject to general economic conditions, oil and gas commodity prices and other business factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations or to comply with the terms of the New Capital Loan it may be required to refinance all or a portion of its existing debt or to obtain additional financing, although there can be no assurance that the Company will be able to obtain such refinancing or additional financing.

Included in the December 31, 1996 accounts receivable balance of $4,326,380 and the accounts payable and accrued liabilities balance of $4,761,134 were certain reimbursable amounts which are not included in the Company's revenue or direct costs. In accordance with the terms of various project agreements, certain costs are paid by the Company and passed on or flowed through to the customer at cost. As a result these reimbursable costs are included in accounts receivables and accounts payable even though they do not impact revenue or direct expenses. The collection of accounts receivable and the payment of accounts payable are expected to continue to occur in the normal 30 to 60 day time period following billing.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

In accordance with the terms of the Securities Purchase Agreement with Boone Geophysical, Inc. and Lynn Boone dated as of May 31, 1996, the Company issued 12,136 common shares, with a fair market value of $50,000, to Lynn Boone effective December 1, 1996.

This transaction was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The sale of securities was without the use of an underwriter, and the certificate evidencing the common shares bears a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Securities Act of 1933, as amended.

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

                 3.2   By-laws of the Registrant (1)

                 4.1   Revised Form of Warrant Agreement (1)

                 4.2   Revised Form of Underwriter's Warrant (1)

                 10.1  Debenture issued by Registrant to Roynat Inc. dated July 19, 1995 and the amendments thereto dated September 6, 1995 and September
                         19, 1995. (1)

                 10.3  Priorities Agreement between Province of Alberta Treasury
                         Branches, Roynat Inc., and Registrant, dated July 25, 1995 (1)

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

                 10.14 Lease between Registrant and BRL Corporation, dated September 2,
                          1994 (1)

                 10.15 Revised Form of Consulting Agreement between the Registrant and the Underwriter (1)

                 10.16 Representative Agreement between the Registrant and Geotrex, dated July 1, 1995 (1)

                 10.17 Memorandum of Understanding between Registrant and Shiv-Vani
                           Drilling Limited, dated February 28, 1995 (1)

                 10.18 Lease between Registrant and Opseis, Inc. dated
                           September 27,1995 (1)

                 10.20 Securities Purchase Agreement dated as of May 31, 1996 between
                          Registant, Boone Geophysical, Inc. and Lynn Boone (2)

                 10.21 Promissory note dated as of June 20, 1996 between the Registrant and Opsies, Inc. (3)

                 10.22 Debenture issued by the Registrant dated December 6, 1996 (4)

                 10.23  Lease agreement between the Registrant and Mitchman Industries,
                          Inc. dated October 18, 1996.

                 27    Financial Data Schedule

                 (1) Incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-97132) declared effective on November 6, 1995

                 (2) Incorporated by reference to the Registrant's Form 8-K dated June 12, 1996

                 (3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996

                 (4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended September 30, 1996.

         (b)  Reports on Form 8-K

               The Registrant did not file any reports on Form 8-K during the three months ended December 31, 1996.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 Venture Seismic Ltd.


                /s/ Gregory B. Wiebe
                    ----------------
                By: Gregory B. Wiebe
                    Vice President Finance and Chief Financial Officer

                Dated:  February  7, 1997

                                                                   Exhibit 10.23

                                LEASE AGREEMENT


STATE OF TEXAS

COUNTY OF WALKER


THIS LEASE AGREEMENT is made and entered into this day of OCTOBER 18, 1996 to be effective as of NOVEMBER 1, 1996, by and between MITCHAM INDUSTRIES INC., a Texas Corporation (herein referred to as "Lessor") and VENTURE SEISMIC LTD., CALGARY, ALBERTA, a CANADA Corporation (herein referred to as "Lessee"):


WITNESSETH:

                              I.   PROPERTY LEASED

Subject to and upon the terms, provisions and conditions herein set forth, and each in consideration of the mutual covenants and obligations herein expresses, Lessor has demised and leased, and by these presents does demise and lease, exclusively to Lessee, and Lessee hereby rents and leases from Lessor that certain equipment more particularly described in Exhibit A hereto attached and made a part hereof as if the same were herein copied verbatim.

                              II. TERM AND RENTAL

A.  COMMENCEMENT AND DURATION.
Subject to and upon the terms, provisions and conditions hereinafter set forth, this Lease shall be for a term of 6 months, and shall begin on November 1, 1996, and shall end on April 30, 1997. Lessee agrees to take possession of the leased equipment in good and working order FOB Lessor's place of business at Huntsville, Texas. Lessee shall not receive credit of rentals for an early return of the equipment unless such credit is expressed in a written memorandum executed by both parties to this agreement.


B.  RENTAL AMOUNT.
Lessee shall pay to Lessor, as rental hereafter the total sum of U.S. $442,224.42 (DOLLARS) (together with additional rental as herein prescribed) payable in 6 (SIX) equal monthly installments of U.S. $73,704.07 (DOLLARS) each, with each installment payable in advance on the same day of each calendar month hereafter until the total sum hereof set forth has been paid in full, the first monthly installment being due and payable on the effective day of this Lease, and continuing thereafter on the same day of each succeeding month thereafter for the term of this Lease unless sooner terminated. Said rental payments are to be paid monthly in advance, at the offices of Lessor in Huntsville, Texas, or as otherwise designated by Lessor in writing.

C. OPTION TO RENEW.
It is understood and agreed that Lessee shall have the option to renew and extend this Lease for an additional thirty (30) day period provided Lessee is not in default of this Lease, by giving Lessor 10 days advanced written notice of same within and prior to the expiration of the primary term of this Lease. Said Lease, as renewed and extended, shall be in accordance with the terms and provisions of this Lease except that (i) no renewal option shall be applicable, and (ii) the monthly rent shall be the same monthly amount of the primary term. Notwithstanding anything herein to the contrary. it is understood and agreed that at any time during the thirty (30) day option period, Lessor may cancel this Lease without liability by giving ten (10) days written notice prior to such termination, at which time Lessee agrees to return the leased equipment within 10 days of notice of termination.

D. CONTINUATION OF RENTAL PAYMENTS AFTER PRIMARY TERM.
In the event the equipment is damaged or destroyed or otherwise becomes inoperative (see Warranties), unusable or unavailable and such condition continues after the primary term of the lease, then Lessee agrees to continue to make monthly rental payment until the Equipment is properly repaired and delivered to Lessor or in the event of total destruction, until Lessor has received full payment for the replacement value of the equipment.

E. SPECIAL OR CONSEQUENTIAL DAMAGES.
In no event shall Lessor be liable for special damages or for consequential damages.

                                  III. REPAIRS

A. REPAIRS DURING LEASE PERIOD.
Lessee at its own expense, shall keep the Equipment in good and efficient working condition at all times during the term of this Lease. If at any time, in the opinion of Lessor, the Equipment is not in good and efficient working condition, Lessor, without prejudice to any of its other rights or remedies, may give written notice to Lessee to place the Equipment in good and efficient working condition and to insert all accessories and to repair and replace parts that Lessor, in its sole judgment and discretion deems necessary or appropriate under the circumstances; and if Lessee does not comply with Lessor's request within (10) days from the date of receipt of such notice, Lessor may take possession of such Equipment and forthwith make such repairs, and Lessee shall pay for same within 10 days from receipt of Lessor's invoice Rentals shall not be abated during such time.

B. REPAIRS UPON EXPIRATION OF LEASE.
Lessee shall return the Equipment to Lessor immediately upon the Expiration of this Lease in good and efficient working condition, reasonable wear and tear excepted. Upon receipt of the Equipment if Lessor is of the opinion that the Equipment is not in good and efficient working condition reasonable wear and tear excepted, then Lessor shall repair and replace parts and accessories that Lessor in its sole judgment and discretion, deems necessary or appropriate under the circumstances in order to restore the Equipment to good and effective working condition. Lessee shall be liable for and pay Lessor for the cost of such repairs with 10 days from receipt of Lessor's invoice.

                                IV. RISK OF LOSS
During the term of this Lease, all risks of loss, damage or destruction of the Equipment, irrespective of cause, including but not limited to confiscation by a governmental entity or and act of God, shall be upon Lessee. The loss, damage or destruction of the Equipment shall not release Lessee or its obligations hereunder.


                                  V. INSURANCE
Lessee agrees to carry all-risk insurance on the leased equipment in at least the amount of U.S. $1,000,000.00 (DOLLARS) naming Lessor as an insured and shall be responsible for prosecuting all claims for loss or damage to the Equipment under the said insurance policy. Lessee shall also carry public liability insurance covering the operation of the leased equipment in an amount not less than U.S. $2,000,000.00 naming Lessor as an additional insured and workmen's compensation insurance which complies with the requirements of the laws of every state, province or country in which Lessee operates the Equipment. Lessee shall furnish to Lessor, certificates of insurance for the insurance provided for above and containing a provision that such insurance policies will not be canceled without at least 15 days prior written notice to Lessor. In the event any of the leased Equipment shall not be covered by the required all-risk and public liability insurance at any time while this Lease is in effect, Lessor shall have the right to cover the leased Equipment with required insurance and to recover from Lessee the premiums paid for such insurance. Lessee agrees to indemnify and hold Lessor harmless from all claims, costs, expenses, damages and liabilities, including reasonable attorneys' s fees, if incurred, resulting from, arising out of, or pertaining to the use or operations of the Equipment during the term of the Lease.


                              VI. INDEMNIFICATION


Lessee shall indemnify, protect and keep and hold harmless Lessor, its agents, servants, successors and assignees from and against all losses, damages, injuries, claims demands and expenses, including legal expenses of whatsoever nature arising out of the use or operation of any item of Equipment regardless of where, how and by whom operated other than any breach of the Lessors representations and warranties hereunder. Lessee shall assume responsibility for other legal proceedings brought to enforce all such losses damages, injuries, claims, demands and expenses, and shall be responsible for the settlement of, and the defense of any suit or suits and pay all judgments entered in any such suit or suits or other legal proceedings. The indemnities and assumptions of liabilities and obligations herein provided for shall continue in full force and effect notwithstanding the termination of this Lease, whether by expiration of time, by operation of law or otherwise.
Lessor is an independent contractor and nothing contained in the Lease shall authorize Lessee or any other person to operate any item of Equipment so as to incur or impose any liability or obligation for or on behalf of Lessor.

                                   VII. TAXES

Lessee shall pay all taxes and assessments in connection with the equipment. Lessor shall have the right, but not the obligation, to pay any taxes so levied. In such event Lessee shall reimburse Lessor thereof within ten ( 10) days after receipt of Lessor' s invoice

                                VIII. ASSIGNMENT

Lessee shall have no right to assign this Lease or sublet the leased Equipment without Lessor's express written consent, such consent to not be unreasonably withheld.

                          IX.  LIENS AND ENCUMBRANCES

Lessee will not suffer or permit any lien or encumbrance of any kind or character to be placed against the Equipment, and it is specially understood and agreed that no such lien or encumbrance made or attempted by Lessee shall be binding on Lessor herein, but any such attempted lien or encumbrance shall be in all things subordinate and inferior to the right of Lessor.

                                   X. WAIVER

Lessor's failure to enforce any or all of the terms and conditions hereof in any particular instance or instances shall not constitute a waiver of, or preclude subsequent enforcement of 7 any or all of the same in any other instance.

                             XI. DEFAULT BY LESSEE

If at any time Lessee should fail to pay any rental provided for herein on the date when the rental shall be due, and said rental is not paid within 10 days after it is due, or if Lessee shall not cure any other default under this Lease within 15 days after it has been notified in writing of such default by Lessor, then at anytime thereafter and while such default continues, Lessor may, at its option, cancel this Lease and repossess the Equipment and Lessee shall be liable for all rental payments prescribed in this Lease to the date of termination plus the cost of repossessing and transporting the same to Lessor' s place of business, plus the cost of repairing and restoring the Equipment as herein prescribed.

                             XII. RIGHT TO INSPECT

Lessor shall have the right to inspect the Equipment at any time during the period of this Lease during reasonable business hours, and Lessee shall inform Lessor of the location of such Equipment upon request.

                               XIII. HOLDING OVER

There shall be no holding over by Lessee of the Equipment, however, in the event such should occur, the first 5 days thereof shall be at the regular monthly rate herein prescribed, and all days thereafter shall be at twice such regular monthly rate.

                              XIV. ATTORNEY'S FEES

In case Lessor or Lessee brings an action at law or equity against the other in order to enforce the provisions of this Lease, or as a result of an alleged default under this Lease, the prevailing party in such action shall be entitled to reasonable attorney's fees from the other.

                         XV. TERMINATION BY BANKRUPTCY

The allowance of any petition under the bankruptcy law or the appointment of a receiver by Lessee or any of its assignees, or upon an assignment for the general benefit of creditors of Lessee or any of its assignees, then in any of such events, Lessor may terminate this Lease and any assignment thereof by Lessor giving Lessee notice in writing of the exercise of Lessor' s option to terminate this Lease, and upon such exercise, the equipment shall be forthwith returned to Lessor at Lessee's expense and Lessor is thereby expressly given the immediate right to take possession of such equipment wherever situated.

                                  XVI. NOTICE

Any notice, demand or payment contemplated by this Lease shall be sufficiently given or made if delivered by certified mail or telecopier, as to notice or demands, to the addresses as follows:

If to Lessor:                              MITCHAM INDUSTRIES INC.
                                           P.O. BOX 1175
                                           HUNTSVILLE, TEXAS  77342-1175
                                           TELECOPIER NO. 409-295-1922

If to Lessee:                              VENTURE SEISMIC LTD.
                                           3110 - 80TH AVENUE S.E.
                                           CALGARY, ALBERTA T2C 1J3 CANADA
                                           TELECOPIER NO. 403-777-9080


                      XVII. ENTIRE AGREEMENT AND AMENDMENT

This Lease Agreement constitutes the entire agreement between the parties, and there are no representations, warranties, collateral assignments, conditions, expressed or implied, in respect to the property of this Lease which affect the rights of the parties other than as specifically contained herein, and this Agreement may not be altered, modified, changed or amended without the express written consent and amending instrument executed by both parties.

                                XVIII. WARRANTY

Lessor warrants that the Equipment shall be in good working order at the time of delivery to Lessee. No other warranty, either expressed or implied, is here made or intended, including but not limited to fitness of purpose. Warranties from Supplier/Manufacturer as to fitness for purpose, design, capable of commercial production to be provided, Lessor to cooperate in enforcing against Supplier.

                          XIX. CONSTRUCTION AND VENUE

This Lease Agreement shall be governed by, and interpreted in accordance with the laws of the State of Texas. This contract is performable in Walker County, Texas where venue shall exclusively exist unless Lessor shall elect to bring a cause of action in a court of competent jurisdiction of another political subdivision of any appropriate State, Province or Country.

                              XX. PURCHASE OPTION

Lessee shall have the right to purchase the equipment herein leased. The original purchase price is U S.$982,721.00 (DOLLARS) and 80% of the FIRST 6 MONTHS rental may be applied to purchase. However, if the purchase option is not exercised within the first 180 DAYS of the effective date of the contract, then the allowance for purchase is reduced to 0%. Should Lessee exercise this option to purchase within such 180 day period, Lessee shall receive a credit to be applied to such purchase price, of 80% of rental payments made to Lessor pursuant to this Lease. Lessor shall deliver a Bill of Sale with warranty of title selling the equipment AS IS/WHERE IS, and Lessee shall pay for same by certified or cashier's check drawn on a Houston, Texas Bank or such other financial institution as is acceptable to the Lessor. acting reasonably.

                     XXI. COUNTERPARTS AND MULTIPLE COPIES

It is agreed that this Agreement may be executed in any number of counterparts and multiple copies, each of which shall constitute an original recordable document and agreement, and all of which shall constitute but one agreement. EXECUTED EFFECTIVE AS ABOVE PRESCRIBED.

ATTEST:                                   Lessor:

                                          MITCHAM INDUSTRIES, INC.


                                          /s/  Billy Mitcham, Jr.
                                          -----------------------
                                          By: BILLY F. MITCHAM, JR.

                                          President - CEO

ATTEST:                                   Lessee:

                                          VENTURE SEISMIC LTD.


                                          /s/  Brian Kozun
                                          ----------------
                                          BY: BRIAN KOZUN

                                          President - CEO

                                   ATTACHMENT

420 CHANNEL OPSEIS EAGLE TO CONSIST OF THE FOLLOWING:

         DESCRIPTION                                              QTY.
          MAIN EQUIPMENT FOR ONE COMPLETE SYSTEM
          --------------------------------------

1.1      OPSEIS Eagle Universal Central Recording Station
         (CRS) Compatible for use with all Energy Sources
         (2005450-999) Equipment consist of:                       1

         - OPSEIS Seismic Processing Unit Model 915
          (2005264-002)(Includes 8 - 2 Meg DRP Boards)
         - OPSEIS Operator Display Terminal Model 930
          (2006009-001)
         - OPSEIS 3480 1/2" Dual Cartridge Tape Drive
          (2006007-004)
         - OPSEIS Plotter, 11 inch (OYO GS 612) Model 935
          (2006008-001)
         - OPSEIS RF Unit Model 911 (2005895-001)
         - Software Selectable Digital Notch & Low cut Filters
         - One (1) Set YAGI CRS Antennas, 110 V Rotors &
           Wiring Harness (2005660-001)
         - 3 Ft. 110V CRS Equipment Cabinet (2006006-00l )
         - 110V UPS Power Backup System
         - No Vibroseis Interface (2006010-00l)

1.2      OPSEIS Eagle Universal Seismic
          Acquisition Remote Unit (SAR) Model 813/6
         (each accommodates 6 recording channels)
         This configuration provides 420 channels plus 0%
         rollalong. (2006001-999) Each SAR consist of:       70

         - Case, PRC (2005801-999)
         - SAR Transceiver (2005214-999)
         - 6 Channel - 24 Bit SAR Logic Unit (2006002-006)
         - Antenna Assembly, Yagi w/Poles, Dom, BNC
          (2006004-003)
         - No Yagi Antenna Cover Bag
         - No Audio Kit (2006025-001)
         - Solar Panel and 10 AH Battery

1.3      RF Blaster Model 815/816 (Radio Controlled Shooting
         Device) (2005662-001) No Voice Communication               4

1.4      Battery Charger, l0 AH 110V  Model 715
         (36 SAR Charging Capability) (2005377-003)                 3

1.5      Manuals (Sets)                                             2

1.6      Power Unit Capacity Tester
         (Provides 8 SAR Capability) (2005363-003)                  1

1.7      Deployment Aid Model 710 (2005558-002)                     6