Form 10KSB40/A
period 1996-09-30
VENTURE SEISMIC LTD
filed 1997-03-24
CIK 1001244

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C.  20549
                              _____________________

                                 FORM 10-KSB/A2
(Mark One)

  [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1996
                                       OR
  [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE  ACT OF 1934

                         Commission  File  No  0-27070

                              VENTURE SEISMIC LTD.
                 (Name of small business issuer in its charter)

         Alberta, Canada                                 N / A
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

         3110 - 80 Avenue S.E.
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                             ---

         Issuer's revenues for its most recent fiscal year were $14,146,971.

         As of March 18, 1997, there were outstanding 3,109,819 shares of the registrant's common stock no par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock or voting stock held by non-affiliates of the registrant (based on the last sales price for the common stock on the Nasdaq National Market on March 18, 1997) was approximately $8,347,000.


    Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                    ---    ---

PART II.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of revenue for the fiscal years indicated:

                                                     Fiscal Year Ended September 30,
                                                   1996             1995             1994
                                                   ----             ----             ----
Revenue                                            100%             100%             100%
                                                  ------           ------           -----

Direct expenses                                    84.8             71.0             77.9
Gross margin                                       15.2             29.0             22.1
General and administrative                          9.5              8.7              6.1
Depreciation and amortization                      10.7              9.5              2.9
Interest                                            2.2              3.1              0.6
Other income (expense)                                -              0.3              1.2
Income (loss) before income taxes                  (7.2)             8.0             13.7
Income taxes                                        2.5              3.4              6.3
Net income (loss)                                  (4.7)             4.6              7.4


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


Venture's direct expenses, which consist primarily of labor, drilling and surveying costs, totaled $11,991,236 in fiscal 1996, $6,713,181 in 1995 and $5,428,108 in 1994. These amounts reflect the Company's increasing level of activity over the past three years, and significant costs associated with the Pakistan operation in 1996. Overall gross margins were 15.2% in 1996, 29.0% in 1995 and 22.1% in 1994. The decrease in gross margin between 1996 and 1995 is primarily due to (i) a loss on the Pakistan project of $703,851 incurred and recognized in the fourth quarter of fiscal 1996, (ii) reduced margins on Canadian based operations due to poor weather conditions in the first and second quarters of fiscal 1996 which resulted in increased expenses to the Company and (iii) increased expenses incurred by the Company during the second quarter of fiscal 1996 associated with the temporary leasing of equipment which was necessary to ensure customer demands were met. The increase in gross margin percentage between 1995 and 1994 resulted from increased activity which diminished the effect of the fixed cost component of direct costs, as well as a greater number of three-dimensional seismic projects which generate higher margins than two-dimensional projects. Also 1994 direct expenses included the cost of leasing a data acquisition system.


The write down for impairment in capital assets of $100,000 in fiscal 1996 relates to the estimated realizable value on sale of capital equipment purchased locally for the Pakistan project. With completion of the project, and a determination by the Company not to pursue additional contracts in Pakistan at this time, certain of the equipment purchased will be sold locally since transport of the equipment to the Company's North American markets is not economic.


General and administrative expenses totaled $1,342,082 in fiscal 1996, $825,193 in 1995 and $428,169 in 1994. The 1996 amount includes the Company's increased marketing activities outside of Western Canada, including marketing associated with the Pakistan project and other overseas activities, the costs associated with Venture's public company status and additional personnel costs related to the expansion of operations, including costs arising from the Boone acquisition and the Pakistan project. The Company expects, although there can be no assurance, that general and administrative expenses in 1997 will increase at a lesser rate than during fiscal 1996 and at a lesser rate than the expected increase in revenue for fiscal 1997, in part because the Company has its reduced marketing activities outside of North America. The increase in fiscal 1995 is mainly attributable to the addition of management personnel to direct the Company's expansion in North America and other international areas, as well as general costs associated with structuring and preparing the Company for its initial public offering early in fiscal 1996. The amount recorded in fiscal 1995 does not reflect a compensation charge of $212,692 or $0.15 per share in connection with the estimated fair value on transfer of common shares from an officer and principal shareholder to another officer of the Company. The compensation charge would have been required to comply with generally accepted accounting principles in the United States.


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

The loss before income taxes of $1,022,158 has resulted in a recovery of previously paid income taxes and a reduction in deferred income taxes in 1996. A reconciliation of actual income tax expense as compared to expected income taxes is provided in Note 11 of the consolidated financial statements.

In fiscal 1996 the Company recorded a loss of $664,699 or $0.23 per share as compared to net income of $436,306 or $0.31 per share in fiscal 1995 and $515,617, or $0.38 per share, in fiscal 1994. The loss in 1996 primarily reflects a loss on the Company's Pakistan project, costs incurred to expand its North American operations, reduced margins associated with its Canadian based operations. The Company has refocused its marketing and operational efforts to the North American market and has increased personnel and equipment in anticipation of increased demand. As a result equipment which had been deployed to Pakistan has been returned for use in the Company's Canadian operations and the Company has effectively ceased operations outside of North America. The decrease between fiscal 1994 and 1995 occurred due to higher general and administrative expenses, interest and depreciation and amortization.

Liquidity and Capital Resources

At September 30, 1996 the Company had a working capital deficit of $700,720 which included an aggregate of $1,684,630 relating to the current portion of long term debt and amounts outstanding under the Company's operating line of credit. The Company maintains an operating line of credit which provides for an aggregate of approximately $900,000 in advances, subject to the Company's overall working capital position and accounts receivable. Borrowings under the operating line are payable on demand and bear interest at the bank's prime rate plus 0.75%. As at September 30, 1996 the Company was not in compliance with the covenant relating to the maintenance of a working capital ratio of not less than 1:1 but the Company has subsequently requested and received a waiver from the bank provided the Company is in compliance with the working capital covenant by March 31, 1997.


The Company's revenues increased by 50% in fiscal 1996 as compared to fiscal 1995, whereas accounts receivable increased by 86.2%, work-in-progress increased by 548.9% and accounts payable increased by 73% for the same period. The increases in accounts receivable and accounts payable primarily reflect the inclusion of balances related to Boone's operations in fiscal 1996 as well as increased activity in the Company's Canadian operations in August and September of 1996 as compared to August and September 1995. Work-in-progress reflects partially completed project work for which revenue is recognized based on the costs incurred to date in relation to total estimated contract costs. The increase in work-in-progress at September 30, 1996 primarily reflects the inclusion of work-in-progress related to Boone's operations as well as an increase in the aggregate value, based on the nature and timing of Canadian projects partially completed and therefore considered to be in progress at September 30, 1996 as compared to the value of partially completed projects at September 30, 1995.


In addition to the operating line of credit the Company had long term debt consisting of a capital loan and equipment financing of $2,356,060 at September 30, 1996. Subsequent to September 30, 1996 the Company entered into an agreement whereby approximately $1,265,000 in additional funding was provided for the acquisition of additional equipment and the Company's existing capital loan and equipment financing was refinanced under a new capital loan (the "new capital loan"). This refinancing, which was completed on December 20, 1996 resulted in a new capital loan of approximately $5,140,000 ($7,000,000 Canadian). The new capital loan bears interest at the lender's cost of funds plus 3.00% (which, based on the lender's cost of funds at December 15, 1996 was 6.522%) and is repayable in monthly installments of approximately $103,000 plus interest over a four year period beginning January 1997. The new capital loan in secured by all of the Company's equipment. Subsequent to September 30, 1996 the Company entered into an agreement to purchase one telemetry data acquisition system, one set of vibroseis units and additional auxiliary equipment with an aggregate purchase price of approximately $1,300,000. In addition the Company has entered into a "lease to purchase" agreement for a second telemetry data acquisition system whereby the Company can exercise a purchase option on April 30, 1997 with credit being given for a portion of the lease payments incurred during the period November 1, 1996 to April 30, 1997. The Company expects that additional financing will have to be obtained to exercise the purchase option for the equipment. No other significant capital expenditures are expected at this time in fiscal 1997.

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

Net operating cash flows provided by operating activities amounted to $192,902, $1,960,267 and $564,005 in fiscal 1996, 1995 and 1994. The decrease in operating cash flow in fiscal 1996 from fiscal 1995 is primarily attributable to the loss incurred in 1996 and the reduction in non-cash working capital.
The increase in operating cash in fiscal 1995 as compared to fiscal 1994 reflects increased activity in fiscal 1995 which resulted in increased cash generated from operations and increases in non-cash working capital.

Net cash provided by financing activities in fiscal 1996 of $7,455,317 is primarily attributable to proceeds from the Company's initial public offering and increased debt levels. Net cash from financing activities in fiscal 1995 of $509,506 and $2,809,263 in fiscal 1994 is primarily attributable to increased debt levels.

Cash used in investing activities of $7,647,609 in fiscal 1996 results from capital equipment expenditures of $5,891,181 and the acquisition of Boone at a cost of $1,756,428. Capital equipment purchases in fiscal 1996 include a set of vibroseis units and three telemetry data acquisition systems. Cash used in investing activities of $2,469,573 in fiscal 1995 and $3,373,268 in fiscal 1994 is primarily attributable to the purchase of capital equipment.

The Company will require satisfactory operating cash flows to continue operations, complete capital expenditures and meet its principal and interest obligations with respect to the new capital loan. The Company anticipates, based on its current plans and assumptions, that the funds provided by the refinancing and the funds expected to be generated from operations will be sufficient of satisfy the Company's existing cash requirements in fiscal 1997. However, the Company's ability to meet its debt service and other obligations depends on its future performance which is subject to general economic conditions, oil and gas commodity prices and other business factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations or to comply with the terms of the new capital loan it may be required to refinance all or a portion of its existing debt or to obtain additional financing, although there can be no assurance that the Company will be able to obtain such refinancing or additional financing.


Currency for Financial Reporting

Since completion of its initial public offering the Company has chosen to change its currency for reporting and display purposes to U.S. dollars on the basis that the securities of the Company are currently only listed for trading on the Nasdaq Stock Market and the primary users of the financial statements are U.S. residents.


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

               /s/ BRIAN KOZUN                                /s/ DAN MCARTHUR
                  Director                                        Director

                             See accompanying notes

                              VENTURE SEISMIC LTD.

                       CONSOLIDATED STATEMENTS OF INCOME
                             AND RETAINED EARNINGS
                               (IN U.S. DOLLARS)

                                                              YEAR ENDED SEPTEMBER 30
                                                      ----------------------------------------
                                                         1996           1995           1994
                                                      ----------     ----------     ----------
REVENUE.............................................  $14,146,971    $9,458,452     $6,972,345
DIRECT EXPENSES (note 3)............................   11,991,236     6,713,181      5,428,108
                                                      -----------    ----------     ----------
GROSS MARGIN........................................    2,155,735     2,745,271      1,544,237
                                                      -----------    ----------     ----------
OTHER INCOME (EXPENSE)
Gain (loss) on sale of capital assets...............           --         9,466         89,714
Write-down for impairment of assets.................     (100,000)           --             --
Interest and other..................................      105,367        18,510         (4,820)
                                                      -----------    ----------     ----------
                                                            5,367        27,976         84,894
                                                      -----------    ----------     ----------
                                                        2,161,102     2,773,247      1,629,131
                                                      -----------    ----------     ----------
OTHER EXPENSES
General and administrative..........................    1,342,082       825,193        428,169
Depreciation and amortization.......................    1,513,247       901,896        200,635
Interest (note 10)..................................      327,931       290,115         44,742
                                                      -----------    ----------     ----------
                                                        3,183,260     2,017,204        673,546
                                                      -----------    ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES...................   (1,022,158)      756,043        955,585
                                                      -----------    ----------     ----------
INCOME TAXES (note 11)
  Current (recovery)................................     (293,732       174,317        227,366
  Deferred..........................................      (63,727)      145,420        212,602
                                                      -----------    ----------     ----------
                                                         (357,459)      319,737        439,968
                                                      -----------    ----------     ----------
NET INCOME (LOSS) FOR THE YEAR......................     (664,699)      436,306        515,617
RETAINED EARNINGS, BEGINNING OF YEAR................    1,159,542       723,236        207,619
                                                      -----------    ----------     ----------
RETAINED EARNINGS, END OF YEAR......................      494,843     1,159,542        723,236
                                                      ===========    ==========     ==========
NET INCOME (LOSS) PER COMMON SHARE (note 9)
  Basic.............................................         (.23)          .31            .38
  Fully diluted.....................................         (.23)          .31            .37

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

                              VENTURE SEISMIC LTD.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               (IN U.S. DOLLARS)
                               SEPTEMBER 30, 1996

4.   CAPITAL ASSETS

                                                   1996                           1995
                                        --------------------------     --------------------------
                                                       ACCUMULATED                    ACCUMULATED
                                           COST        DEPRECIATION       COST        DEPRECIATION
                                        ----------     -----------     ----------     -----------
    Recording equipment...............  $11,124,043    $ 2,302,653      $5,572,338    $ 1,152,545
    Equipment and radios..............      778,577        388,862         644,596        284,037
    Automotive equipment..............      733,338        389,848         557,586        295,846
    Computer equipment................       57,929         30,408          34,480         19,821
    Furniture and fixtures............       50,502         18,353          30,018         15,083
                                        -----------    -----------     -----------    -----------
                                         12,744,389      3,130,124       6,839,018      1,767,332
                                        -----------    -----------     -----------    -----------
    Net Book Value....................          9,614,265                      5,071,686
                                                ==========                     ==========

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

     Principal repayments, based on the refinancing as described in note 16(a), are as follows:

              1997.....................................................  $1,520,000
              1998.....................................................   1,236,000
              1999.....................................................   1,120,060
                                                                         ----------
                                                                          3,876,060
                                                                         ==========

8.   COMMITMENTS

     The Company has entered into several operating lease agreements for automotive equipment and office premises, with the following required payments:

                1997..................................................  $224,000
                1998..................................................   123,000
                1999..................................................    47,000
                2000..................................................    10,000
                                                                        --------
                                                                         404,000
                                                                        ========

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
                                                      ===========    ===========    ===========

                              VENTURE SEISMIC LTD.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               (IN U.S. DOLLARS)
                               SEPTEMBER 30, 1996

14. UNITED STATES ACCOUNTING PRINCIPLES


                                                         1996           1995           1994
                                                      ----------     ----------     ----------
Net income (loss) using Canadian basis..............  $ (664,699)    $  436,306     $  515,617
Compensation expense(1).............................          --        212,692             --
                                                      -----------    -----------    -----------
Net income (loss) using U.S. basis..................    (664,699)       223,614        515,617
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


     In the fourth quarter of fiscal 1996 the negative gross margin of $147,166 and net loss of $807,578 incurred by the Company was primarily due to a loss of $703,851 and the write-down for impairment of equipment of $100,000 incurred on the Company's first foreign project in Pakistan.



     The United States basis of accounting does not permit subtotals in the Consolidated Statements of Income for operating income before certain items such as general and administrative expenses, or depreciation. As a result the subtotals reflected on the Company's Consolidated Statements of Income of $2,161,102, $2,773,247 and $1,629,131 for the years ended September 30, 1996,
1995 and 1994, respectively, would not be permitted.


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


     Included in Increase in long term debt on the Consolidated Statements of Cash Flows is borrowings from long term debt of $1,936,277, $3,347,187 and $2,246,761 and repayments of long term debt of $1,337,586, $2,304,747 and $30,391 in the years ended September 30, 1996, 1995 and 1994, respectively.


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



                                     VENTURE SEISMIC LTD.


Dated:  March 20, 1997               By:  /s/  Brian Kozun
                                        -----------------------------------
                                        Brian W. Kozun
                                        President and Chief Executive Officer