Form 10QSB
period 1997-03-31
VENTURE SEISMIC LTD
filed 1997-05-14
CIK 1001244

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                  FORM 10-QSB

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                            THE EXCHANGE ACT OF 1934

                         Commission file number 0-27070

                      ------------------------------------

                              VENTURE SEISMIC LTD.
       (Exact name of small business issuer as specified in its charter)

               ALBERTA, CANADA                                         N/A
(State or other jurisdiction of incorporation          (I.R.S. Employer Identification No.)
                or organization)

                            3110 -- 80TH AVENUE S.E.
                            CALGARY, ALBERTA T2C 1J3
                    (Address of principal executive offices)
                                 (403) 777-9070
                          (Issuer's telephone number)

                      ------------------------------------

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,109,819 Common Shares, no par value, were outstanding as of May 13, 1997.

Transitional Small Business Disclosure Format (Check one)
Yes [ ] No [X]

================================================================================

                              VENTURE SEISMIC LTD.

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                                                                             PAGE
                                                                                             ----
PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
  Consolidated Balance Sheets
     March 31, 1997 and September 30, 1996.................................................    4
  Consolidated Statements of Income
     Three and six months ended March 31, 1997 and 1996....................................    5
  Consolidated Statements of Cash Flows
     Six months ended March 31, 1997 and 1996..............................................    6
  Notes to Consolidated Financial Statements...............................................    7
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations........................................................................    8

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............................   11
Item 6.  Exhibits and Reports on Form 8-K..................................................   12
Signatures.................................................................................   13

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              VENTURE SEISMIC LTD.
                          CONSOLIDATED BALANCE SHEETS
                               (IN U.S. DOLLARS)

                                                                        MARCH 31,      SEPTEMBER 30,
                                                                           1997            1996
                                                                        ----------     -------------
                                               ASSETS
Current
  Cash..............................................................   $   262,488       $        --
  Accounts receivable...............................................    10,928,929         2,644,659
  Work-in-progress..................................................       941,472           381,273
  Income taxes recoverable..........................................            --           430,975
  Other receivables.................................................        36,475           135,048
  Prepaid expenses and deposits.....................................       190,826           156,678
                                                                       -----------       -----------
                                                                        12,360,190         3,748,633
Advances to shareholders............................................        14,684            14,684
Deferred income taxes...............................................            --            63,875
Capital assets......................................................    11,143,310         9,614,265
Intangible assets...................................................     1,414,623         1,491,783
                                                                       -----------       -----------
                                                                       $24,932,807       $14,933,240
                                                                       ===========       ===========
                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Bank indebtedness.................................................   $   840,486       $   164,630
  Accounts payable and accrued liabilities..........................     8,497,604         2,764,723
  Income taxes payable..............................................       702,742                --
  Current portion of long term debt (note 4)........................     1,414,268         1,520,000
                                                                       -----------       -----------
                                                                        11,455,100         4,449,353
                                                                       -----------       -----------
Long term debt (note 4).............................................     4,004,929         2,356,060
                                                                       -----------       -----------
Deferred income taxes...............................................       125,045                --
                                                                       -----------       -----------
Shareholders' equity
  Share capital (note 5)............................................     7,495,552         7,539,902
  Retained earnings.................................................     1,740,658           494,843
  Cumulative translation adjustment.................................       111,523            93,082
                                                                       -----------       -----------
                                                                         9,347,733         8,127,827
                                                                       -----------       -----------
                                                                       $24,932,807       $14,933,240
                                                                       ===========       ===========

                              VENTURE SEISMIC LTD.
                       CONSOLIDATED STATEMENTS OF INCOME
                               (IN U.S. DOLLARS)

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      MARCH 31,                   MARCH 31,
                                               ------------------------    ------------------------
                                                  1997          1996          1997          1996
                                               ----------    ----------    ----------    ----------
Revenue.....................................   $10,098,230   $5,872,360    $15,683,001   $7,464,286
Direct expenses.............................    6,903,473     4,246,177    11,150,221     5,516,233
                                               -----------   ----------    -----------   ----------
Gross margin................................    3,194,757     1,626,183     4,532,780     1,948,053
                                               -----------   ----------    -----------   ----------
Expenses
  General and administrative................      488,336       344,728       886,290       631,667
  Depreciation and amortization.............      625,926       305,293     1,163,109       577,615
                                               -----------   ----------    -----------   ----------
                                                1,114,262       650,021     2,049,399     1,209,282
                                               -----------   ----------    -----------   ----------
Income from operations......................    2,080,495       976,162     2,483,381       738,771
Other income (expense)
  Interest and other income.................          843        39,819         6,550        81,265
  Interest expense..........................     (134,767)      (72,517)     (273,338)     (157,255)
                                               -----------   ----------    -----------   ----------
                                                 (133,924)      (32,698)     (266,788)      (75,990)
                                               -----------   ----------    -----------   ----------
Income before income taxes..................    1,946,571       943,464     2,216,593       662,781
Income taxes
  Current...................................      703,616       365,200       703,616       143,980
  Deferred..................................      147,162        51,128       267,162       146,990
                                               -----------   ----------    -----------   ----------
                                                  850,778       416,328       970,778       290,970
                                               -----------   ----------    -----------   ----------
Net income..................................   $1,095,793    $  527,136    $1,245,815    $  371,811
                                               ===========   ==========    ===========   ==========
Earnings per common share
  Basic.....................................   $     0.35    $     0.18    $     0.40    $     0.14
  Fully diluted.............................   $     0.22    $     0.12    $     0.25    $     0.11
Weighted average number of common shares
  outstanding
  Basic.....................................    3,109,000     3,004,000     3,105,000     2,646,000
  Fully diluted.............................    5,350,000     5,199,000     5,346,000     4,840,000

                              VENTURE SEISMIC LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN U.S. DOLLARS)

                                                                            SIX MONTHS ENDED
                                                                                MARCH 31,
                                                                        -------------------------
                                                                           1997           1996
                                                                        ----------     ----------
Operating activities:
  Net income                                                            $1,245,815     $  371,811
  Items not involving cash:
     Depreciation and amortization..................................     1,163,109        577,615
     Deferred income taxes..........................................       267,162        133,532
  Cumulative translation adjustment.................................       (54,151)        84,924
  Net change in non-cash working capital............................    (1,913,446)    (2,902,373)
                                                                       -----------    -----------
                                                                           708,489     (1,734,491)
                                                                       -----------    -----------
Financing activities:
  Proceeds on issuance of shares....................................        50,000      6,499,195
  Increase in bank indebtedness.....................................       675,856         66,919
  Proceeds from long term debt......................................     3,820,411             --
  Principal payments on long term debt..............................    (2,277,274)      (458,363)
  Decrease in advances to shareholders..............................            --            195
  Net change in non-cash working capital............................      (100,000)            --
                                                                       -----------    -----------
                                                                         2,168,993      6,107,946
                                                                       -----------    -----------
Investment activities:
  Purchase of capital assets........................................    (2,614,994)    (2,883,832)
                                                                       -----------    -----------
                                                                        (2,614,994)    (2,883,832)
                                                                       -----------    -----------
Increase in cash for the period.....................................       262,488      1,489,623
Cash, beginning of period...........................................            --             --
                                                                       -----------    -----------
Cash, end of period.................................................    $  262,488     $1,489,623
                                                                       ===========    ===========

                              VENTURE SEISMIC LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements of Venture Seismic Ltd. (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 1997, operating results for the three months and six months ended March 31, 1997 and March 31, 1996 and statements of cash flows for the six months ended March 31, 1997 and March 31, 1996. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996. The foregoing interim results for the three months and six months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1997.

     The consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"). Certain of these principles differ from those applicable in the United States ("U.S. GAAP"). Differences, if material, are disclosed in note 3 -- United States Accounting Principles.

2.   CURRENCY PRESENTATION AND EXCHANGE RATES

     All dollar amounts, unless otherwise stated, are expressed in United States dollars. Since the completion of its initial public offering the Company has selected U.S. dollars as its currency for financial reporting and display purposes on the basis that the securities of the Company are currently only listed for trading on the Nasdaq Stock Market and the primary users of the financial statements are U.S. residents. Accordingly, the Company applies the current rate method to translate its accounts measured in Canadian dollars to U.S. dollars. Under this method, average exchange rates are used for items included in the consolidated income statement and period end exchange rates for the assets and liabilities. Any significant gains or losses are included as a separate component of shareholders' equity.

     For translation purposes the exchange rates of the Canadian dollar in exchange for U.S. dollars, is calculated from the exchange rates reported by the Federal Reserve Bank of New York as the noon buying rate in New York for cable transfers in Canadian dollars as certified for custom purposes. The average exchange rates for the three months ended March 31, 1997 and March 31, 1996 are US $0.7358 = $1.00 Canadian and US $0.7304 = $1.00 Canadian, respectively. The average exchange rates for the six months ended March 31, 1997 and March 31, 1996 are US $0.7382 = $1.00 Canadian and US $0.7339 = $1.00 Canadian,
respectively. The period end exchange rates at March 31, 1997 and September 30, 1996 are US $0.7228 = $1.00 Canadian and US $0.7342 = $1.00 Canadian
respectively.

3.     UNITED STATES ACCOUNTING PRINCIPLES AND EARNINGS PER SHARE

     For the periods ended March 31, 1997 and March 31, 1996 there were no material differences in net income and net income per common share using Canadian and U.S. GAAP.

4.     LONG TERM DEBT

                                                                                        SEPTEMBER
                                                                        MARCH 31,          30,
                                                                           1997            1996
                                                                        ----------     ------------
Capital loan, bearing interest at the lender's cost of funds plus
  3.0% and repayable in monthly installments of $102,000 ($140,000
  Canadian), due February 15, 2001..................................    $4,756,058               --
Equipment lease purchase contract, bearing interest at 22%,
  repayable in monthly installments of $73,704 comprised of
  principal and interest, due April 30, 1997........................       663,139               --
Capital loan........................................................            --        2,409,094
Equipment purchase contract.........................................            --          795,528
Equipment lease purchase contract...................................            --          671,438
                                                                        ----------       ----------
                                                                         5,419,197        3,876,060
Less current portion................................................    (1,414,268)      (1,520,000)
                                                                        ----------       ----------
                                                                        $4,004,929       $2,356,060
                                                                        ==========       ==========

     A general security agreement on equipment and a fixed charge on certain equipment have been pledged as collateral for the capital loan. A fixed charge on certain seismic equipment has been pledged as collateral for the equipment lease purchase contract. Aggregate principal repayments for long term debt are as follows:

    1997, remainder of fiscal year..............................................  $  729,000
    1998........................................................................   1,370,400
    1999........................................................................   1,370,400
    2000........................................................................   1,370,400
    2001........................................................................     578,997
                                                                                  ----------
                                                                                  $5,419,197
                                                                                  ==========

5.   SHARE CAPITAL

     During the six months ended March 31, 1997 an income tax benefit of $57,000 associated with fiscal 1996 share issue expenses has been recorded in the share capital account. The remaining income tax benefit of $173,776 will be recognized in the share capital account when realized.

6.   SUBSEQUENT EVENTS

     Subsequent to March 31, 1997 the Company exercised a purchase option, of approximately $630,000, to acquire certain seismic equipment which the Company had been leasing. The Company obtained approximately $650,000 of debt financing from its existing capital asset lender to fund the exercise of this purchase option. The financing is evidenced by a debenture bearing interest at a rate equal to the lender's cost of funds plus 2.75%, is repayable in monthly principal installments of $13,000 plus interest and matures in July 2001. A general security agreement on equipment and a fixed charge on the purchased equipment have been pledged as collateral for the capital loan.

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

RESULTS OF OPERATIONS

     Revenue for the three and six month periods ended March 31, 1997 ("1997 three and six months") increased by approximately 72% and 110% to $10,098,230 and $15,683,001, respectively, as compared to $5,872,360 and $7,464,286 for the three and six month periods ended March 31, 1996 ("1996 three and six months"), respectively. These increases were primarily attributable to increased activity in the Canadian market combined with additional revenue from the United States market generated by the Company's wholly owned subsidiary, Boone Geophysical, Inc. ("Boone"). Boone was acquired in June 1996 and generated revenue of $1,295,652 and $3,060,858 for the 1997 three and six months. Revenue for the 1997 three and six months from the Canadian market increased by approximately 49.9% and 69.1% to $8,802,578 and $12,622,143 respectively, as compared to $5,872,360 and $7,464,286 for the 1996 three and six months, respectively. As a percentage of revenue Canadian based operations contributed 87.2% and 80.5% for the 1997 three and six months as compared to 100% for the 1996 three and six months.

     During the six months ended March 31, 1997 and March 31, 1996 two customers each accounted for in excess of 10% of the Company's revenues and the same customer accounted for 48% and 56% of the revenues respectively. Although the projects performed by the Company were generally short term, the inability to replace significant customers would cause the Company's revenues and operating results to fluctuate significantly from period to period, and the loss of certain customers would have a material adverse impact on the business. Because of the limited number of data acquisition crews owned by the Company, and thus the limited number of data acquisition crews that the Company is able to deploy at any given time, the Company anticipates that a substantial portion of future revenues will continue to be attributable to a few customers, who may change from time to time.

     Direct expenses for the 1997 three and six months increased by 62.6% and 102.1% to $6,903,473 and $11,150,221, respectively, as compared to $4,246,177 and $5,516,233 for the 1996 three and six months, respectively. Direct expenses as a percentage of revenue for the 1997 three and six months decreased to 68.4% and 71.1%, respectively, as compared to 72.3% and 73.9% for the 1996 three and six months respectively. The decrease in direct costs as a percentage of revenue in the 1997 three and six months is due to increased activity for the Company's Canadian seismic crews which decreased the effect of fixed direct costs, improvements in contracted rates due to increased demand in the market and the completion of a greater number of 3D projects, which generate higher margins than 2D projects, during the period.

     General and administrative expenses for the 1997 three and six months increased by 41.7% and 40.3% to $488,336 and $886,290, respectively, as compared to $344,728 and $631,667 for the 1996 three and six months, respectively. These increases were primarily attributable to increased activity levels in the Canadian market and the inclusion of general and administrative expenses related to the Boone operations in the U.S. market.

     Depreciation and amortization expense for the 1997 three and six months increased by 105% and 101% to $625,926 and $1,163,109, respectively, as compared to $305,293 and $577,615 for the 1996 three and six months, respectively. The increase in depreciation is primarily attributable to additional equipment related to the acquisition of Boone in June 1996 and the acquisition of two telemetry systems in November and December 1996. The 1997 three and six months also includes a monthly amortization charge of $12,860 related to the amortization of goodwill recognized on the acquisition of Boone.

     Interest and other income for the 1997 three and six months decreased by $38,976 and $74,715, to $843 and $6,550, respectively as compared to $39,819 and $81,265 for the 1996 three and six months, respectively. The 1996 three and six month period includes interest income generated on the proceeds from the Company's initial public offering in November 1995.

     Interest expense for the 1997 three and six months increased by 85.8% and 73.8% to $134,767 and $273,338, respectively, as compared to $72,517 and $157,255 for the 1996 three and six months, respectively. These increases primarily result from increased debt levels related to the acquisition of two data acquisition systems, geophones for the Company's U.S. operation and a new set of vibroseis units.

     The Company's effective income tax rate was approximately 44% for all reported periods. Minor variances from this rate are due to certain non-deductible expenses.

QUARTERLY FLUCTUATIONS

     The Company's business is subject to substantial quarterly variations as a result of activity variations in the Canadian seismic industry. Generally, increased activity occurs in the Canadian seismic industry during the Canadian winter season, from November to March. During this period the colder weather freezes the ground and permits easier access to marshy terrain in the northern areas of Western Canada and agricultural areas. During the spring, bans are placed on road use, which temporarily limits access to many areas where the Company conducts its operations. Further, due to the soft wet ground conditions and marshy terrain in the northern areas of Western Canada, both of which are extremely sensitive to traffic and heavy equipment, the extent to which the Company can conduct its operations during the spring and summer is significantly reduced. As a result the Company has historically experienced a fluctuation in quarterly results with generally increased activity in the Company's first and second fiscal quarters and a significant decrease in revenues and net income during the third and fourth fiscal quarters. With the acquisition of Boone in June 1996 the Company is expanding and diversifying its operations into the United States, which is expected to reduce somewhat the seasonality traditionally associated with Company's Canadian operations. Due to the factors noted above, the Company's results of operations may be subject to fluctuations, particularly on a quarterly basis and the Company's stock price may be affected by such results.

     As a result of the seasonality in the Company's Canadian operations, revenues for the three months ending June 30, 1997 are expected to decrease significantly as compared to the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997 the Company had working capital of $905,090, which includes the current portion of long term debt in the amount of $1,414,268.

     In December 1996 the Company entered into a financing agreement whereby the Company's existing capital loan and equipment financing was refinanced and additional funding was provided for the acquisition of capital equipment (the "New Capital Loan"). This refinancing resulted in a New Capital Loan of approximately $5,105,100 ($7,000,000 Canadian) for which all of the Company's equipment is pledged as collateral. The New Capital Loan is evidenced by a debenture bearing interest at a rate equal to the lender's cost of funds plus 3.00% (the Company's effective interest rate at April 15, 1997 was 6.665%), is payable in monthly principal installments of $102,000 plus interest, and matures in February 2001.

     In October 1996 the Company entered into a "lease to purchase" agreement for a telemetry data acquisition system whereby the Company can exercise a purchase option (the "Purchase Option") on April 30, 1997 with credit being given for a portion of the lease payments made during the period November 1, 1996 to April 30, 1997. Subsequent to March 31, 1997 the Company exercised the Purchase Option and entered into a financing agreement ("Capital Loan 2") with its existing capital asset lender to provide approximately $650,000 for the exercise of the Purchase Option. Capital Loan 2 is evidenced by a debenture bearing interest at a rate equal to the lender's cost of funds plus 2.75% (the Company's effective interest rate at April 15, 1997 was 6.415%) and is repayable in monthly principal installments of $13,000 plus interest, and matures in July 2001.

     Based on the lender's cost of funds at April 15, 1997 the Company's debt service requirements in connection with the New Capital Loan and Capital Loan 2 (the "Capital Loans") are expected to aggregate approximately $1,685,000 for the next twelve months.

     In addition to its capital asset financing the Company continues to maintain an operating line of credit which provides for an aggregate of up to $1,200,000 in advances available to the Company subject to a limit of: i) the excess in value of current assets over current liabilities (excluding the current portion of long-term debt) and ii) 70% of the value of the accounts receivable of the Company which are less than ninety days old. Borrowings under the operating line are payable on demand, bear interest at the bank's prime rate plus .75%. The Company's trade receivables have been pledged as collateral for borrowings under the operating line. Advances under the Company's operating line of credit were nil as of May 8, 1997.

     The Company will require satisfactory operating cash flows to continue operations, complete capital expenditures and meet its principal and interest obligations with respect to the Capital Loans. The Company anticipates, based on its current plans and assumptions, funds expected to be generated from operations will be sufficient to satisfy the Company's existing cash requirements over the next twelve month period. However, the

Company's ability to meet its debt service and other obligations depends on its future performance which is subject to general economic conditions, oil and gas commodity prices and other business factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations or to comply with the terms of the Capital Loans it may be required to refinance all or a portion of its existing debt or to obtain additional financing, although there can be no assurance that the Company will be able to obtain such refinancing or additional financing.

     As of May 13, 1997 the Company's backlog of commitments for services was approximately $8.9 million, and the backlog for the United States segment of operations was approximately $7.3 million (the "U.S. backlog"). A substantial portion of the U.S. backlog is attributable to one three-dimensional project in the St. Landry Parish of Louisiana. This project is valued at $3.9 million based upon a square mile rate and project parameters specified in the contract. Preliminary work commenced on the project in late April and the project is expected to be completed in the Company's fourth fiscal quarter. It is anticipated that substantially all of the orders and commitments included in the backlog will be completed within the next six months. Such backlog consists of written orders or commitments believed to be firm. Contracts for the Company's services are occasionally varied or modified by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result of these factors the Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any succeeding period and is subject to seasonal fluctuations as discussed.

     Included in the March 31, 1997 accounts receivable balance of $10,928,929 and the accounts payable and accrued liabilities balance of $8,497,604 were certain reimbursable amounts which are not included in the Company's revenue or direct costs. In accordance with the terms of various project agreements, certain costs are paid by the Company and passed on or flowed through to the customer at cost. As a result these reimbursable costs are included in accounts receivables and accounts payable even though they do not impact revenue or direct expenses. The collection of accounts receivable and the payment of accounts payable are expected to continue to occur in the normal 30 to 60 day time period following billing. As of May 8, 1997 approximately 73% of the March 31, 1997 accounts receivable have been collected.

     Accounts receivable, work-in-progress and accounts payable and accrued liabilities at March 31, 1997 were $10,928,929, $941,472 and $8,497,604, respectively, as compared to accounts receivable, work-in-progress and accounts payable and accrued liabilities at September 30, 1996 of $2,644,659, $381,273 and $2,764,723, respectively. The increased value of these accounts at March 31, 1997 as compared to September 30, 1996 primarily reflects the significant increase in activity, primarily in the Canadian market, that occurs during the three months ended March 31, 1997 as compared to the three months ended September 30, 1996.

     The decrease in income taxes recoverable at March 31, 1997 resulted from the recovery of previously paid income taxes, which were recoverable as a result of the 1996 loss. Income taxes payable of $702,742 at March 31, 1997 reflects the taxable nature of operating results for the six months ended March 31, 1997.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 30, 1997 the Company held a Special and Annual Shareholders Meeting (the "1996 Annual Meeting"). At the 1996 Annual Meeting: (i) all five director nominees were elected; (ii) the resolution fixing the number of directors for the ensuing year at five was approved and ratified; (iii) the amendment to the by-laws of the Company increasing the quorum from 10% to 50% was approved and ratified; (iv) the amendment to the Company's 1995 Stock Option Plan, as amended, increasing from 250,000 to 450,000 the number of Common Shares reserved for issuance was approved and ratified; and (v) the appointment of Ernst & Young, Chartered Accountants as the independent auditors of the Company was approved and ratified.

     The following directors were elected for a one year term at the 1996 Annual Meeting by the votes indicated:

                                                                            FOR        WITHHELD
                                                                          --------     --------
    Brian W. Kozun....................................................    2,360,152      4,200
    P. Daniel McArthur................................................    2,360,152      4,200
    Michael Beninger..................................................    2,360,152      4,200
    J. Joseph Ciavarra................................................    2,360,152      4,200
    Stuart Norman.....................................................    2,360,152      4,200

1. The resolution fixing the number of directors for the ensuing year at five was approved and ratified by a vote of 2,357,152 for; 2,500 against and 4,700 abstaining.

2. The resolution confirming the amendment to the by-laws of the Company, which increases the quorum for shareholders' meetings from 10% to 50%, was approved and ratified by a vote of 1,349,870 for; 15,600 against and 6,400 abstaining.

3. The amendment to the Company's 1995 Stock Option Plan, as amended, increasing the number of Common Shares authorized to be issued under such Plan from 250,000 to 450,000, was approved and ratified by a vote of 1,295,576 for; 62,250 against and 7,400 abstaining.

4. The appointment of Ernst & Young, Chartered Accountants as independent auditors of the Company for the ensuing fiscal year was approved and ratified by a vote of 2,358,452 for; 2,200 against and 3,700 abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    3.2(a)     By-laws of the Registrant, as amended
    10.10(a)   1995 Stock Option Plan, as amended
    10.24      Addendum No. 1 to Supplemental Agreement No. 3 between Boone Geophysical, Inc. and
               H.S. Resources, Inc. dated March 20, 1997
    10.25      Debenture issued by the Registrant dated April 29, 1997
    27         Financial Data Schedule

(B) REPORTS ON FORM 8-K

     The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1997.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VENTURE SEISMIC LTD.


                                           /s/ GREG WIEBE
                                           --------------------------------
                                       By: Gregory B. Wiebe
                                           Vice President Finance and Chief
                                           Financial Officer

Dated: May 13, 1997