Form 10QSB
period 1997-06-30
VENTURE SEISMIC LTD
filed 1997-08-11
CIK 1001244

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

                  For the quarterly period ended June 30, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,120,894 Common Shares, no par value, were outstanding as of August 7, 1997.

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]
================================================================================

                              VENTURE SEISMIC LTD.

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1997

                                                                                        PAGE
                                                                                        ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
  Consolidated Balance Sheets
     June 30, 1997 and September 30, 1996.............................................    3
  Consolidated Statements of Income
     Three and nine months ended June 30, 1997 and 1996...............................    4
  Consolidated Statements of Cash Flows
     Nine months ended June 30, 1997 and 1996.........................................    5
  Notes to Consolidated Financial Statements..........................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations...................................................................    8

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities........................................................   11
Item 6.  Exhibits and Reports on Form 8-K.............................................   11
Signatures............................................................................   12

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              VENTURE SEISMIC LTD.
                          CONSOLIDATED BALANCE SHEETS
                               (IN U.S. DOLLARS)

                                                                     JUNE 30,      SEPTEMBER 30,
                                                                       1997            1996
                                                                    ----------     -------------
                                             ASSETS
Current
  Cash..........................................................   $   844,253       $        --
  Accounts receivable...........................................     3,367,562         2,644,659
  Work-in-progress..............................................     1,175,829           381,273
  Income taxes recoverable......................................            --           430,975
  Other receivables.............................................        98,553           135,048
  Prepaid expenses and deposits.................................       241,609           156,678
                                                                   -----------       -----------
                                                                     5,727,806         3,748,633
Advances to shareholders........................................        14,684            14,684
Deferred income taxes...........................................            --            63,875
Capital assets..................................................    11,170,225         9,614,265
Intangible assets...............................................     1,600,043         1,491,783
                                                                   -----------       -----------
                                                                   $18,512,758       $14,933,240
                                                                   ===========       ===========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Bank indebtedness.............................................    $  506,879       $   164,630
  Accounts payable and accrued liabilities......................     2,572,055         2,764,723
  Income taxes payable..........................................       634,958                --
  Current portion of long term debt (note 4)....................     1,372,918         1,520,000
                                                                   -----------       -----------
                                                                     5,086,810         4,449,353
                                                                   -----------       -----------
Long term debt (note 4).........................................     3,713,251         2,356,060
                                                                   -----------       -----------
Deferred income taxes...........................................       251,991                --
                                                                   -----------       -----------
Shareholders' equity
  Share capital (note 5)........................................     7,594,773         7,539,902
  Retained earnings.............................................     1,799,019           494,843
  Cumulative translation adjustment.............................        66,914            93,082
                                                                   -----------       -----------
                                                                     9,460,706         8,127,827
                                                                   -----------       -----------
                                                                   $18,512,758       $14,933,240
                                                                   ===========       ===========

                              VENTURE SEISMIC LTD.
                       CONSOLIDATED STATEMENTS OF INCOME
                               (IN U.S. DOLLARS)

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                           ------------------------    ------------------------
                                              1997          1996          1997          1996
                                           ----------    ----------    ----------    ----------
Revenue.................................   $5,623,773    $2,370,983    $21,306,774    $9,835,269
Direct expenses.........................    4,330,862     2,016,155     15,481,083     7,532,388
                                           ----------    ----------    -----------    ----------
Gross margin............................    1,292,911       354,828      5,825,691     2,302,881
                                           ----------    ----------    -----------    ----------
Expenses
  General and administrative............      479,652       340,299      1,365,942       971,965
  Depreciation and amortization.........      602,838       385,300      1,765,947       962,915
                                           ----------    ----------    -----------    ----------
                                            1,082,490       725,599      3,131,889     1,934,880
                                           ----------    ----------    -----------    ----------
Income from operations..................      210,421      (370,771)     2,693,802       368,001
Other income (expense)
  Interest and other income.............       13,952        23,963         20,502       105,228
  Interest expense......................     (104,112)      (61,670)      (377,450)     (218,925)
                                           ----------    ----------    -----------    ----------
                                              (90,160)      (37,707)      (356,948)     (113,697)
                                           ----------    ----------    -----------    ----------
Income before income taxes..............      120,261      (408,478)     2,336,854       254,304
Income taxes
  Current...............................      (99,736)     (274,900)       603,878      (130,920)
  Deferred..............................      161,636        95,355        428,800       242,345
                                           ----------    ----------    -----------    ----------
                                               61,900      (179,545)     1,032,678       111,425
                                           ----------    ----------    -----------    ----------
Net income..............................   $   58,361    $ (228,933)   $ 1,304,176    $  142,879
                                           ==========    ==========    ===========    ==========
Earnings per common share (note 3)
  Basic.................................   $     0.02    $    (0.08)   $      0.42    $     0.05
  Fully diluted.........................   $     0.02    $    (0.08)   $      0.33    $     0.05
Weighted average number of common shares
  outstanding (note 3)
  Basic.................................    3,114,000     3,023,000      3,108,000     2,771,000
  Fully diluted.........................    5,354,000     3,023,000      5,348,000     2,771,000

                              VENTURE SEISMIC LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN U.S. DOLLARS)

                                                                        NINE MONTHS ENDED
                                                                            JUNE 30,
                                                                    -------------------------
                                                                       1997           1996
                                                                    ----------     ----------
Operating activities:
  Net income                                                        $1,304,176     $  142,879
  Items not involving cash:
     Depreciation and amortization..............................     1,765,947        962,915
     Deferred income taxes......................................       428,800        227,756
  Cumulative translation adjustment.............................       (84,231)        82,723
  Net change in non-cash working capital........................      (692,630)    (1,839,684)
                                                                    ----------    -----------
                                                                     2,722,062       (423,411)
                                                                    ----------     ----------
Financing activities:
  Proceeds on issuance of shares................................       100,000      6,889,332
  Increase (decrease) in bank indebtedness......................       342,249       (263,251)
  Proceeds from long term debt..................................     4,472,041      1,049,964
  Principal payments on long term debt..........................    (3,261,932)      (668,906)
  Net change in non-cash working capital........................      (100,000)            --
                                                                    ----------     ----------
                                                                     1,552,358      7,007,139
                                                                    ----------     ----------
Investment activities:
  Purchase of capital assets....................................    (3,118,167)    (4,837,936)
  Acquisitions..................................................      (312,000)    (1,740,000)
  Net change in non-cash working capital........................            --        200,000
                                                                    ----------     ----------
                                                                    (3,430,167)    (6,377,936)
                                                                    ----------     ----------
Increase in cash for the period.................................       844,253        205,792
Cash, beginning of period.......................................            --             --
                                                                    ----------     ----------
Cash, end of period.............................................    $  844,253     $  205,792
                                                                    ==========     ==========

                              VENTURE SEISMIC LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements of Venture Seismic Ltd. (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 1997, operating results for the three months and nine months ended June 30, 1997 and June 30, 1996 and statements of cash flows for the nine months ended June 30, 1997 and June 30, 1996. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996. The foregoing interim results for the three months and nine months ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1997.

     The consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"). Certain of these principles differ from those applicable in the United States ("U.S. GAAP"). Differences, if material, are disclosed in note 3 -- United States Accounting Principles and Earnings per Share.

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

     For translation purposes the exchange rates of the Canadian dollar in exchange for U.S. dollars, is calculated from the exchange rates reported by the Federal Reserve Bank of New York as the noon buying rate in New York for cable transfers in Canadian dollars as certified for custom purposes. The average exchange rates for the three months ended June 30, 1997 and June 30, 1996 are US $0.7214 = $1.00 Canadian and US $0.7327 = $1.00 Canadian, respectively. The average exchange rates for the nine months ended June 30, 1997 and June 30, 1996 are US $0.7326 = $1.00 Canadian and US $0.7335 = $1.00 Canadian, respectively. The period end exchange rates at June 30, 1997 and September 30, 1996 are US $0.7241 = $1.00 Canadian and US $0.7342 = $1.00 Canadian, respectively.

3.   UNITED STATES ACCOUNTING PRINCIPLES AND EARNINGS PER SHARE

     For the periods ended June 30, 1997 and June 30, 1996 there were no material differences in net income using Canadian and U.S. GAAP. For U.S. GAAP purposes earnings per share is based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Earnings per share assuming full dilution was determined in the same manner as earnings per common share and common equivalent shares. For the three and nine month periods ended June 30, 1997 and 1996 the outstanding common stock options and warrants were not included in the calculation of weighted average number of common shares since they were antidilutive.

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         JUNE 30,                JUNE 30,
                                                   --------------------    --------------------
                                                     1997        1996        1997        1996
                                                   --------    --------    --------    --------
Primary earnings per share......................     $0.02      $(0.08)      $0.42       $0.05
Weighted average number of common shares
  outstanding...................................   3,114,000   3,023,000   3,108,000   2,771,000

4.   LONG TERM DEBT

                                                                     JUNE 30,      SEPTEMBER 30,
                                                                       1997            1996
                                                                    ----------     -------------
Capital loan, bearing interest at the lender's cost of funds plus
  3.0% and repayable in monthly installments of $102,000
  ($140,000 Canadian), due February 15, 2001.....................   $4,460,456                --
Capital loan, bearing interest at the lender's cost of funds plus
  2.75% and repayable in monthly installments of $13,000 ($18,000
  Canadian), due June 15, 2001...................................      625,713                --
Capital loan.....................................................           --        $2,409,094
Equipment purchase contract......................................           --           795,528
Equipment lease purchase contract................................           --           671,438
                                                                    ----------        ----------
                                                                     5,086,169         3,876,060
Less current portion.............................................   (1,372,918)       (1,520,000)
                                                                    ----------        ----------
                                                                    $3,713,251        $2,356,060
                                                                    ==========        ==========

     A general security agreement on all equipment and a fixed charge on certain equipment have been pledged as collateral for the capital loans. Aggregate principal repayments for long term debt are as follows:

    1997, remainder of fiscal year...........................................  $  343,000
    1998.....................................................................   1,373,000
    1999.....................................................................   1,373,000
    2000.....................................................................   1,373,000
    2001.....................................................................     624,169
                                                                               ----------
                                                                               $5,086,169
                                                                               ==========

5.   SHARE CAPITAL

     During the nine months ended June 30, 1997 an income tax benefit of $110,000 associated with fiscal 1996 share issue expenses has been recorded in the share capital account. The remaining income tax benefit of $120,776 will be recognized in the share capital account when realized.

6.   SUBSEQUENT EVENTS

     Subsequent to June 30, 1997 the Company entered into an Offer to Finance whereby the Company's existing capital asset lender agreed to provide approximately $1,520,000 of additional term debt to fund a portion of the purchase price of three data acquisition systems. Delivery of these systems is scheduled to occur in August, September and November 1997. This term debt will bear interest at the lender's cost of funds plus 2.75%, is repayable in monthly principal installments of $31,700 plus interest and matures in September 2001. A general security agreement on equipment and a fixed charge on the purchased equipment have been pledged as collateral for the capital loan.

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

RESULTS OF OPERATIONS

     Revenue for the three and nine month periods ended June 30, 1997 ("1997 three and nine months") increased by approximately 137% and 117% to $5,623,773 and $21,306,774, respectively, as compared to $2,370,983 and $9,835,269 for the three and nine month periods ended June 30, 1996 ("1996 three and nine months"), respectively. These increases were primarily attributable to additional revenue from the United States market generated by the Company's wholly owned subsidiary, Boone Geophysical, Inc. ("Boone") as well as increased activity in the Canadian market. Boone was acquired in June 1996 and generated revenue of $2,478,853 and $5,539,711 for the 1997 three and nine months, respectively, as compared to $206,107 for the 1996 three and nine months. Revenue for the 1997 three and nine months from the Canadian market increased by approximately 97.2% and 74.1% to $3,144,920 and $15,767,063 respectively, as compared to $1,594,540 and $9,058,826 for the 1996 three and nine months, respectively. For the 1996 three and six months an international project contributed revenue of $570,336. As a percentage of revenue Canadian based operations contributed 55.9% and 74.0% for the 1997 three and nine months as compared to 67.3% and 92.1%, respectively, for the 1996 three and six months.

     During the nine months ended June 30, 1997 and June 30, 1996 one customer accounted for 42% and 61% of the revenues, respectively. Although the projects performed by the Company were generally short term, the inability to replace significant customers would cause the Company's revenues and operating results to fluctuate significantly from period to period, and the loss of certain customers would have a material adverse impact on the business. Because of the limited number of data acquisition crews owned by the Company, and thus the limited number of data acquisition crews that the Company is able to deploy at any given time, the Company anticipates that a substantial portion of future revenues will continue to be attributable to a few customers, who may change from time to time.

     Direct expenses for the 1997 three and nine months increased by 115% and 106% to $4,330,862 and $15,481,083, respectively, as compared to $2,016,155 and
$7,532,388 for the 1996 three and nine months, respectively. Direct expenses as a percentage of revenue for the 1997 three and nine months decreased to 77.0% and 72.7%, respectively, as compared to 85.0% and 76.6% for the 1996 three and nine months, respectively. The decrease in direct costs as a percentage of revenue in the 1997 three and nine months is due to increased activity which decreased the effect of fixed direct costs, improvements in contracted rates due to increased demand in the market and the completion of a greater number of 3D projects, which generate higher margins than 2D projects, during the period.

     General and administrative expenses for the 1997 three and nine months increased by 41.0% and 40.5% to $479,652 and $1,365,942, respectively, as compared to $340,299 and $971,965 for the 1996 three and nine months, respectively. These increases were primarily attributable to increased activity levels in the Canadian market and the inclusion of general and administrative expenses related to the Boone operations in the U.S. market.

     Depreciation and amortization expense for the 1997 three and nine months increased by 56% and 83% to $602,838 and $1,765,947, respectively, as compared to $385,300 and $962,915 for the 1996 three and nine months, respectively. The increase in depreciation is primarily attributable to additional equipment related to the acquisition of Boone in June 1996 and the acquisition of two telemetry systems in November and December 1996. The 1997 three and nine months also includes an amortization charge of $46,580 and $123,740, respectively, related to the amortization of goodwill recognized on the acquisition of Boone and the acquisition of Hydrokinetic Surveys of Canada Ltd. ("Hydrokinetic"), respectively. Hydrokinetic was acquired in April 1997.

     Interest and other income for the 1997 three and nine months decreased by $10,011 and $84,726, to $13,952 and $20,502, respectively as compared to $23,963 and $105,228 for the 1996 three and nine months, respectively. The 1996 three and nine month period includes interest income generated on the proceeds from the Company's initial public offering in November 1995.

     Interest expense for the 1997 three and nine months increased by 68.8% and 72.4% to $104,112 and $377,450, respectively, as compared to $61,670 and $218,925 for the 1996 three and nine months, respectively. These increases primarily result from increased debt levels related to the acquisition of two data acquisition systems, geophones and cables for the Company's U.S. operation and a new set of vibroseis units.

     The Company's effective income tax rate was approximately 44% for all reported periods. Minor variances from this rate are due to certain non-deductible expenses.

QUARTERLY FLUCTUATIONS

     The Company's business is subject to substantial quarterly variations as a result of activity variations in the Canadian seismic industry. Generally, increased activity occurs in the Canadian seismic industry during the Canadian winter season, from November to March. During this period the colder weather freezes the ground and permits easier access to marshy terrain in the northern areas of Western Canada and agricultural areas. During the spring, bans are placed on road use, which temporarily limits access to many areas where the Company conducts its operations. Further, due to the soft wet ground conditions and marshy terrain in the northern areas of Western Canada, both of which are extremely sensitive to traffic and heavy equipment, the extent to which the Company can conduct its operations during the spring and summer is significantly reduced. As a result the Company has historically experienced a fluctuation in quarterly results with generally increased activity in the Company's first and second fiscal quarters and a significant decrease in revenues and net income during the third and fourth fiscal quarters. With the acquisition of Boone in June 1996 the Company has expanded and diversifed its operations into the United States, which has somewhat reduced the seasonality traditionally associated with Company's Canadian operations. Due to the factors noted above, the Company's results of operations may be subject to fluctuations, particularly on a quarterly basis and the Company's stock price may be affected by such results.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997 the Company had cash of $844,253 and working capital of $640,996, which includes the current portion of long term debt in the amount of $1,372,918.

     In December 1996 the Company entered into a financing agreement whereby the Company's then existing capital loan and equipment financing was refinanced and additional funding was provided for the acquisition of capital equipment ("CapLoan #1"). This refinancing resulted in term debt in the principal amount of approximately $5,105,100 for which all of the Company's equipment is pledged as collateral. CapLoan #1 is evidenced by a debenture bearing interest at a rate equal to the lender's cost of funds plus 3.00% (the Company's effective interest cost at July 15, 1997 was 6.719%), is payable in monthly principal installments of $102,000 plus interest, and matures in February 2001.

     In October 1996 the Company entered into a "lease to purchase" agreement for a telemetry data acquisition system whereby the Company had the right to exercise a purchase option (the "Purchase Option") on April 30, 1997 with credit being given for a portion of the lease payments made during the period November 1, 1996 to April 30, 1997. In April 1997 the Company exercised the Purchase Option and entered into a financing agreement ("CapLoan #2") with its existing capital asset lender to provide approximately $650,000 for the exercise of the Purchase Option. CapLoan #2 is evidenced by a debenture bearing interest at a rate equal to the lender's cost of funds plus 2.75% (the Company's effective interest cost at July 15, 1997 was 6.469%) and is repayable in monthly principal installments of $13,000 plus interest, and matures in June 2001.

     In July 1997 the Company entered into an Offer to Finance agreement ("CapLoan #3") whereby the Company's existing capital asset lender agreed to provide approximately $1,520,000 of additional term debt to fund a portion of the purchase price of three data acquisition systems. Delivery of these systems is scheduled to occur in August, September and November 1997. CapLoan #3 will bear interest at the lender's cost of funds plus 2.75% and is repayable in monthly principal installments of $31,700 plus interest, and matures in September 2001.

     Based on the lender's cost of funds at July 15, 1997 the Company's debt service requirements in connection with CapLoan #1, CapLoan #2 and CapLoan #3 (the "Capital Loans") are expected to aggregate approximately $2,040,000 for the next twelve months.

     In addition to its capital asset financing the Company continues to maintain operating lines of credit in Canada and the United States. The Canadian line of credit provides for an aggregate of up to $1,200,000 in advances available to the Company subject to a limit of: i) the excess in value of current assets over current liabilities (excluding the current portion of long-term debt) and ii) 70% of the value of the accounts receivable of the Company which are less than ninety days old. Borrowings under the operating line are payable on demand and bear interest at the bank's prime rate plus .75%. The Company's Canadian trade receivables have been pledged as collateral for borrowings under the Canadian operating line. The United States line of credit provides for an aggregate of up to $250,000 in advances available to the Company. Borrowings under the United States operating line are payable on demand and bear interest at prime plus 1.00%. The Company's United States trade receivables have been pledged as collateral for borrowings under the United States operating line. Advances under the Company's operating lines of credit were $506,879 as of June 30, 1997.

     Net operating cash flows provided by operating activities for the nine months ended June 30, 1997 amounted to $2,722,062 and net operating cash flows used by operating activities for the nine months ended June 30, 1996 amounted to $423,411. The increase in operating cash flow for the 1997 nine months as compared to the 1996 nine months is attributable to increased operating activity and profitability, which resulted in increased cash generated from operations, and a lesser reduction in non-cash working capital.

     Net cash provided by financing activities for the 1997 nine months of $1,552,358 is primarily attributable to an increase in the Company's term debt and short term bank indebtedness. Net cash provided by financing activities for the 1996 nine months is primarily attributable to proceeds from the Company's initial public offering.

     Cash used in investing activities of $3,430,167 for the 1997 nine months results from the purchase of additional seismic data acquisition equipment and the acquisition of Hydrokinetic at a cost of $312,000. Cash used in investing activities of $6,377,936 for the 1996 nine months is primarily attributable to capital equipment expenditures of $4,837,936 and the acquisition of Boone at a cost of $1,740,000.

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

     As of June 30, 1997 the Company's backlog of commitments for services was approximately $11.9 million, of which the backlog for the United States segment of operations was approximately $10.6 million. It is anticipated that substantially all of the orders and commitments included in the backlog will be completed within the next six months. Such backlog consists of written orders or commitments believed to be firm. Contracts for the Company's services are occasionally varied or modified by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result of these factors the

Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any succeeding period and is subject to seasonal fluctuations as discussed.

     Included in the June 30, 1997 accounts receivable balance of $3,367,562 and the accounts payable and accrued liabilities balance of $2,572,055 were certain reimbursable amounts which are not included in the Company's revenue or direct costs. In accordance with the terms of various project agreements, certain costs are paid by the Company and passed on or flowed through to the customer at cost. As a result these reimbursable costs are included in accounts receivables and accounts payable even though they do not impact revenue or direct expenses. The collection of accounts receivable and the payment of accounts payable are expected to continue to occur in the normal 30 to 60 day time period following billing. As of August 5, 1997 approximately 91% of the June 30, 1997 accounts receivable have been collected.

     Work-in-progress at June 30, 1997 was $1,175,829 as compared to $381,273 as at September 30, 1996. The increased value of work-in-progress primarily reflects a larger component of project work which is still in progress and, in accordance with the project terms, will be billed and recognized in accounts receivable upon completion of the project.

     The decrease in income taxes recoverable at June 30, 1997 resulted from the recovery of approximately $430,000 of previously paid income taxes, which were recoverable as a result of the 1996 operating loss. Income taxes payable of $634,958 at June 30, 1997 recognizes the taxable nature of operating results for the nine months ended June 30, 1997.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     In accordance with the terms of the Securities Purchase Agreement with Boone Geophysical, Inc. and Lynn Boone dated as of May 31, 1996, the Company issued 11,075 common shares, with a fair market value of $50,000, to Lynn Boone effective June 1, 1997.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    10.26   (Representative Form of one of three agreements) Conditional Sale Agreement between Venture Seismic Ltd. and Geo-X Systems Ltd. dated June 19, 1997 (1)
    10.27   Offer to Finance between Roynat, Inc. and Venture Seismic Ltd. dated July 16,
            1997
    27      Financial Data Schedule

---------------

(1) Confidential Treatment requested for a portion of this Exhibit

(B) REPORTS ON FORM 8-K

     The Registrant did not file any reports on Form 8-K during the three months ended June 30, 1997.

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

Dated: August 7, 1997