Form 10KSB
period 1997-09-30
VENTURE SEISMIC LTD
filed 1997-12-24
CIK 1001244

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ------------------------------------
                                  FORM 10-KSB

         (Mark One)
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No 0-27070
                      ------------------------------------
                              VENTURE SEISMIC LTD.
                 (Name of small business issuer in its charter)

              ALBERTA, CANADA                                       N/A
      (State or other jurisdiction of               (I.R.S. Employer Identification No.)
       incorporation or organization)

                3110 -- 80 AVENUE S.E., CALGARY, ALBERTA T2C 1J3
                   ISSUER'S TELEPHONE NUMBER: (403) 777-9070
              (Address of principal executive offices) (Zip Code)

                      ------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, no par value
                              Title of each class)

                      ------------------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     Issuer's revenues for its most recent fiscal year were $27,132,227.

     As of December 19, 1997 there were outstanding 3,906,306 shares of the registrant's common stock no par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock or voting stock held by non-affiliates of the registrant (based on the last sales price for the common stock on the Nasdaq National Market on December 19, 1997) was approximately $18,950,000.

     Transitional Small Business Disclosure Format (check one): Yes____ No X
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III

Item 9.    Directors, Executive Officers,
           Promoters and Control Persons;
           Compliance with Section 16(a)
           of the Exchange Act
Item 10.   Executive Compensation                                    To be included in the
                                                                     Proxy Statement to be
                                                                     filed pursuant to
                                                                     Regulation
                                                                     14A not later than 120
                                                                     days
                                                                     after the end of the
                                                                     Registrant's fiscal year.
Item 11.   Security Ownership of Certain
           Beneficial Owners and
           Management
Item 12.   Certain Relationships and
           Related Transactions

PART I

     This report contains certain forward-looking statements that involve risks and uncertainties. Actual results could differ from those anticipated due to a number of factors including the capital intensive nature of the Company's business and its need for additional funds for operations and debt service requirements, fluctuations in operating results, dependence upon principal customers and on the activity of the oil and gas industry, risks associated with international operations and regulatory, competitive and contractual risks. Unless otherwise noted, all dollar amounts are in United States dollars.

ITEM 1. BUSINESS

OVERVIEW

     Venture Seismic Ltd. ("Venture" or "the Company") is a provider of seismic data to oil and gas companies, primarily in North America. The Company is engaged primarily in the acquisition of land and water-based seismic data for use in the exploration for and the development and field management of oil and natural gas reserves. Seismic data enables oil and gas companies to evaluate the earth's subsurface to determine the potential of a hydrocarbon bearing structure and assists such oil and gas companies in determining the size and structure of previously identified oil and gas fields. The Company obtains the seismic data by using an energy source, such as dynamite, vibroseis units (which generate vibrations) or airguns to send acoustic energy deep into the earth's subsurface. As these acoustic signals reflect off different subsurface structures, their reflection time can be measured by an array of small motion sensitive transducers, called geophones, placed at specific intervals on the earth's surface. Typically six geophone strings are connected to the remote field recording boxes and the electronic output of each geophone string becomes the electrical input for one recording "channel" or trace of seismic data. The resulting electrical signals are then amplified, converted into digital form and relayed to a central recording unit for storage on magnetic tape. The data can then be processed by high powered computers to generate a visual image of the earth's subsurface. Seismic data has been used historically to determine drilling locations for potential oil and gas wells and more recently it is being increasingly used in reservoir management for the development and production of oil and gas reserves.

     In the seismic data acquisition industry, surveys are generally either 2-dimensional ("2D") or 3-dimensional ("3D") in nature. Historically the majority of seismic data acquisition has been 2D in nature, where a line of geophones capture information to generate a 2-dimensional image of the earth's subsurface structure immediately below the geophones. In a 3D seismic survey multiple lines of geophones are combined with multiple energy sources to generate a 3-dimensional image of the earth's subsurface structure. 3D surveys provide seismic data relating to multiple horizontal and vertical planes within a geologic formation and can extend over vast geographic areas, as opposed to 2D seismic surveys which are designed to provide seismic data in the form of a cross-section of a single seismic line. As advances have occurred in computing power, surveying techniques, geophone systems, recording technology and acquisition techniques, there has been a resulting decline in prices and a significant increase in demand for 3D surveys. The more comprehensive information provided by 3D surveys allows oil and gas companies to evaluate the potential for the existence of hydrocarbon reserves with a much higher degree of accuracy. The use of 3D surveys can significantly increase drilling success rates and reduce the occurrence of costly dry holes thereby lowering the cost of exploring for oil and gas. However, while a 3D survey provides more comprehensive information, its cost is also much greater than 2D surveys due to factors such as increased equipment costs and longer set up time and recording time. As a result 2D surveys remain more cost efficient for preliminary, reconnaissance type exploratory evaluations.

SEISMIC OPERATIONS

     The Company currently operates nine land and transition zone crews in North America; six crews in Western Canada and three crews in the Southern United States. Channel capacity of its crews in Canada is approximately 5,700 channels and channel capacity of its crews in the United States is approximately 5,000 channels. The Company increased its channel capacity significantly in its fiscal year ended September 30, 1997 ("fiscal 1997") to approximately 10,700 channels from approximately 5,000 channels in its fiscal year ended September 30, 1996, ("fiscal 1996") primarily as the result of capital expenditures of $10,080,773 incurred during fiscal 1997. The equipment employed by the Company is extremely transportable and can be moved between the Canadian and United States markets to meet varying market demands. Five of the Company's crews, employing approximately 9,600 channels, use both 24 bit recording, the most advanced technology currently available for seismic data recording, and telemetry transmission, which uses radio frequencies to transmit the captured data from remote acquisition modules in the survey area to a central recording station. The integration of 24 bit technology and telemetry transmission in the seismic data acquisition process increases the amount and enhances the quality of seismic data generated. In addition, by eliminating the traditional need for cables to transmit seismic data, telemetry transmission creates more flexible and easier deployment of field gear and fewer safety and environmental concerns. The telemetry technology permits the Company to operate efficiently in marsh/swamp areas, rivers/lakes and transition zones. The Company believes it is currently the sole provider of telemetry technology in Western Canada.

     During fiscal 1996 one of the Company's Canadian telemetry systems was mobilized to Pakistan and the Company performed its first project outside North America. This project was completed in September 1996 and certain of the equipment was subsequently returned to the Canadian marketplace.

     The Company acquired a set of vibroseis units in each of December 1995 and October 1996. These units gave the Company the capability of performing vibroseis projects for the first time in Western Canada (the Company does not currently have vibroseis capability in the United States). Vibroseis projects accounted for approximately 17% and 20% of the Company's revenues during fiscal 1997 and 1996, respectively.

CONTRACTS AND SIGNIFICANT CUSTOMERS

     Contracts for seismic data can be conducted on a turnkey or term basis or a combination of the two. The Company enters into both term and turnkey contracts or arrangements with its customers for projects which generally have a duration of a few days to three months. Turnkey projects are based on a fixed fee and the Company bears substantially all of the risk of business interruption caused by bad weather or other hazards. Turnkey projects can be more profitable where the cost variables associated with a particular contract are well understood thereby enabling the Company to minimize productivity risk. Currently approximately 85% of the Company's projects are conducted on a turnkey or turnkey combined with term basis. Under the terms of the Company's contracts the oil and gas company retains proprietary rights for the data collected by the seismic survey.

     A large portion of the projects entered into by the Company in Canada are not governed by any written contracts or other documentation, including projects performed by one customer which accounted for 43%, 54% and 32% of the Company's revenues for fiscal 1995, 1996 and 1997, respectively. As a result, in the event of a dispute with regard to work performed or collection of fees relating to a project, the Company may not be able to resolve such dispute as quickly or effectively as it might have been able to do if a written contract existed. In addition, in the absence of a written agreement, the Company may experience discrepancies with regard to payment terms, project scope or other matters which may, in turn, result in delays, cash flow shortages, increased costs, and lower revenues or profits.

     The Company markets its services to approximately 100 oil and gas companies in Canada and approximately 50 in the United States. During fiscal 1995, 1996 and 1997 the Company performed a total of approximately 550 projects for over 100 different customers. The Company's customers range from junior exploration companies to fully-integrated multi-national operators. The services provided by the Company vary according to the size and needs of the customer.

     During fiscal 1995, 1996 and 1997, three, two, and two customers each accounted for in excess of 10% of the Company's revenues and in fiscal 1995, 1996 and 1997 the same customer accounted for 43%, 54% and 32% of the revenues, respectively. In fiscal 1995 two other customers, in fiscal 1996 one other customer and in fiscal 1997 one other customer all accounted for over 10% of the Company's revenue. Although the projects performed by the Company were generally short term, the inability to replace significant customers would cause the Company's revenues and operating results to fluctuate significantly from period to period, and the loss of certain customers would have a material adverse impact on its business. Because of the limited number of data acquisition crews owned by the Company, and thus the limited number of data acquisition crews that the Company is able to deploy at any given time, the Company anticipates that a substantial portion of future revenues will continue to be attributable to a few customers, who may change from time to time.

     The Company's sales are to customers in the oil and gas industry which results in a concentration of credit risk. The Company generally extends unsecured credit to these customers and, therefore, the collection of these receivables may be affected by changes in economic or other conditions and may accordingly impact the Company's overall credit risk. Management believes the risk is mitigated by the size, reputation and diversified nature of the companies to which they extend credit. The Company has not previously experienced any material credit losses on the collection of receivables.

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

OPERATING HAZARDS AND INSURANCE

     The Company's operations are subject to the general risks incident to land and water seismic data acquisition activities, including the use of explosives, which subject personnel to risk of injury due to accidental explosions resulting from the mishandling of equipment and supplies. The Company also often operates in remote areas, often characterized by difficult terrain, and under extreme weather conditions. The Company's crews are mobile and its equipment and personnel are subject to vehicular accidents. Many of the hazards encountered during the Company's operations can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. The Company has not experienced any material losses or environmental claims to date, but there can be no assurance that it will not experience such losses or claims in the future. To the extent available, the Company maintains general liability insurance coverage against these potential claims, the nature and amount of which the Company believes to be customary in the industry. There can be no assurance that adequate insurance will be available in the future, or that the Company will be able to maintain adequate insurance on acceptable terms and conditions. In the event of an uninsured or inadequately insured claim, the Company's business and financial condition could be materially adversely affected.

GOVERNMENT REGULATION AND ENVIRONMENTAL COMPLIANCE

     The oil and gas industry is subject to an extensive array of federal, provincial, state and local laws and regulations, which may change from time to time in response to economic or political conditions. Laws and regulations that have the effect of reducing or curtailing exploration and production activities by energy companies could also adversely affect the Company's operations and its financial condition by reducing the demand for its services. In addition, oil and gas exploration is subject to regulations governing environmental quality and pollution control. The Company is required to comply with such laws in its operations, and anticipates that it will continue to be required to do so in the future. Management believes that the Company is in substantial compliance with currently applicable permit requirements and environmental laws and regulations, although any changes in such requirements, laws and regulations could cause the Company to incur increased operating costs in the future.

WEATHER, PRODUCTIVITY AND SEASONALITY OF OPERATIONS

     The majority of the Company's operations are conducted under varied weather conditions and difficult terrain, both of which could result in equipment failures, accidents, or loss of productivity. Fixed costs, including costs associated with operating leases, debt service costs, labor costs, depreciation and interest expense account for a substantial portion of the Company's costs and expenses. As a result downtime or low productivity resulting from reduced demand, equipment failures, weather interruptions or otherwise, can result in significant operating losses. The Company's operations have traditionally been highly seasonal, with the majority of the demand for its services occurring from November to March. The seasonality of the Company's operations is primarily because oil and gas companies prefer delaying exploration activities in Western Canada until the ground is frozen. The seasonality of demand may lead to substantial fluctuations in revenues, results of operations and cash flow for the Company at various times throughout the year.

     The Company believes that the addition of telemetry technology has lessened the risks associated with weather, low productivity and seasonality due to the diversified operating capabilities of the equipment. The system's capabilities increases the efficiencies of surveys to be conducted in areas of difficult terrain, such as marshes, lakes and mountainous areas. In addition the expansion of operations into the United States, as a result of the acquisition of Boone Geophysical, Inc. ("Boone") in June of 1996, has reduced the effect of the seasonality associated with Canadian operations. In fiscal 1997 Boone contributed revenue of $9.4 million, or 35% of consolidated revenue of the Company, as compared to revenue of $1.2 million or 8% of the Company's consolidated revenue in fiscal 1996. In 1996 the Company completed an international project in Pakistan however, as a result of a loss incurred from this project, the Company has determined to focus its marketing and operational efforts on the Canadian and U.S. markets and is not currently marketing its services internationally.

EQUIPMENT ACQUISITION AND SUPPLIERS

     The seismic data acquisition industry is marked by rapidly evolving technology. In order to effectively market its services, the Company expects it will continue to be required to upgrade its seismic data acquisition equipment to incorporate technological advances. The Company obtains its seismic data acquisition equipment from a few select vendors, and in the case of its telemetry based data acquisition systems, from a sole source, Sercel-Opseis Inc. The Company does not have long term supply contracts with any of its suppliers and purchases its equipment on a purchase order basis. No assurance can be given that shortages will not occur in the future or that the sole or limited sources will be able to support the equipment requirements of the Company. In addition there can be no assurance that the Company will not experience delays or other supply problems that may materially adversely affect the Company's operations or that the Company will be able to obtain suppliers in a timely manner in the event of an increase in demand of its services. The inability to obtain seismic data acquisition equipment as required, or to develop alternative sources as required in the future, could materially adversely affect the Company's business, operating results and financial condition.

RECENT DEVELOPMENTS

     Warrant Redemption. On November 7, 1997, the Company called for redemption, at a redemption price of $.10 per Warrant, all of the outstanding redeemable Warrants ("Warrants") of the Company which have not been exercised before December 16, 1997 (the "Warrant Redemption Date"). On December 10, 1997, the Company, with the consent of Whale Securities Co., L.P. ("Whale"), extended the Warrant Redemption Date until January 6, 1998. As a result, any Warrants which have not been exercised by January 5, 1998 will be redeemed by the Company. After such time, none of the Warrants will remain outstanding. Warrants may be exercised prior to 5:00 p.m., New York Time, on January 5, 1998 at an exercise price of $6.00 to purchase one Common Share of the Company. The Company extended the Warrant Redemption Date as a result of an executed letter of intent to acquire 100% of the capital stock of Continental Holdings Ltd. ("Continental"), as announced by the Company on December 2, 1997. The extension allowed the Company to file with the Securities and Exchange Commission certain financial information relating to Continental, included elsewhere herein.

     As of December 19, 1997, there were 1,610,000 Warrants outstanding, of which 785,412 had been exercised. There can be no assurance that the remaining 824,588 Warrants will be exercised prior to the Redemption Date, in which event the Company will not receive any proceeds from the exercise of the Warrants.

     Potential Acquisition. On December 2, 1997, the Company announced it had entered into a letter of intent to acquire (the "Potential Acquisition") 100% of the outstanding capital stock of Continental for consideration (the "Purchase Price") in cash and stock of the Company, with a value in the aggregate of approximately $14,525,000. The letter of intent also includes provision for employment agreements with the existing management of Continental.

     Continental is a privately held marine seismic data acquisition company, based in Calgary, which currently leases and operates one marine seismic vessel capable of performing 2D or 3D seismic surveys. Continental has completed seismic surveys in the Persian gulf, the North Sea, the Falkland Islands area, the Mediterranean and off the coasts of West Africa and Norway. According to financial information supplied by Continental, audited revenue for the year ended December 31, 1996 was $8.6 million and net income, adjusted for normalized owner/management compensation, was approximately $600,000; and for the nine months ended September 30, 1997 Continental has recognized unaudited revenues of approximately $7.1 million and unaudited net income of approximately $1.6 million. Reference is made to the audited financial statements of Continental for its fiscal years ended December 31, 1996 and 1995 included elsewhere herein.

     In December 1997 Continental entered into a preliminary agreement to lease a second marine vessel, for a five year period commencing in March 1998, at an annual cost of approximately $2.7 million. In addition Continental will be required to purchase capital assets, at an estimated cost of $10 million to equip the vessel. If Continental is unable to fulfill the lease commitment the vessel will be returned to the leaseholder and Continental will incur an estimated liability of $1.5 million. A definitive agreement regarding these terms is expected to be entered into in January 1998.

     The total consideration to be paid in connection with the Potential Acquisition may be subject to adjustment. In any event, the components of the Purchase Price are subject to adjustment, with the stock portion not to exceed 19.5% of the total outstanding Common Shares of the Company on the date of issuance.

EMPLOYEES

     The number of persons employed by the Company at any given time is highly dependent upon the time of year and availability of seismic data acquisition projects, and typically ranges from 40 to 300 people. Although the Company does maintain a core staff of 20 to 30 people who perform a variety of administrative and management services, the number of additional persons employed is a function of on-going work.

     None of the Company's employees are covered by collective bargaining agreements. The Company has not experienced any work stoppages and considers its relations with employees to be good. The Company has employment contracts with five of its senior corporate executives.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

                       NAME                            AGE                 POSITION
---------------------------------------------------    ---   -------------------------------------
Brian W. Kozun.....................................    37    President and Chief Executive Officer
Gregory B. Wiebe...................................    40    Vice President Finance and Chief
                                                             Financial Officer
P. Daniel McArthur.................................    36    Chief Operating Officer
James W. Stenhouse.................................    49    Vice President Operations

     Brian Kozun has been President and Chief Executive Officer of the Company since April 1992. Mr. Kozun was one of the founding shareholders of the Company and served as the Company's Vice President -- Field Operations and Vice President -- Survey Operations from 1985 to 1992. From 1983 to 1985 Mr. Kozun served in various field positions with Sefel Geophysical Ltd., a geophysical company. Mr. Kozun has been involved in the geophysical services industry for more than 17 years.

     Greg Wiebe joined the Company as Chief Financial Officer in August 1994. From September 1991 to July 1994, Mr. Wiebe served as Vice President -- Finance and Chief Financial Officer of Dion Entertainment Corp., a gaming services management company. From 1981 to 1991, Mr. Wiebe was a member of KPMG Peat Marwick Thorne, a public accounting firm, progressing from a staff accountant to a senior manager during this period. Mr. Wiebe is a chartered accountant.

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

     Jim Stenhouse has served as Vice President -- Operations of the Company since August 1994. From November 1987 until August 1994, he served as Marketing Manager and crew supervisor of the Company. From April 1987 until November 1987, Mr. Stenhouse served as Sales Manager of Vantage Inc. a company specializing in van conversions and mobility products for the disabled. Mr. Stenhouse served as both an observer and crew manager at Norcana Geophysical Services Ltd., a geophysical company, from July 1980 until April 1987.

     Compliance With Section 16(a) of the Securities Exchange Act of 1934

     To the Company's knowledge, there were no reports required under Section 16(a) of the Securities Exchange Act of 1934 which were not timely filed during fiscal 1997.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases administrative and warehouse facilities in Calgary, Alberta, Canada and Huntsville, Texas. The corporate office facilities and warehouse space in Calgary consist of approximately 27,000 square feet under a five year lease expiring June 30, 2002 with a monthly rental of approximately $10,000. The Company also leases approximately 5,000 square feet of administrative and warehouse facilities in Huntsville, Texas at a monthly cost of $3,000.

ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company and its subsidiaries are defendants or parties in lawsuits or other proceedings arising in the ordinary course of the Company's business other than as described below. The Company is not aware of any such proceedings which it deems to be potentially material.

     The Company has recently received notice that the Canadian taxation authorities have disallowed certain expenses incurred by the Company related to the 1994, 1995 and 1996 taxation years. The Company has also deducted similar expenses in 1997. These reassessments and the potential reassessment for the 1997 taxation year, would result in additional income taxes of approximately $340,000 ($485,000 Canadian). Based on a recently decided court case, involving another company with a set of circumstances similar to the Company's situation, the Company has disagreed with the basis of the reassessment and has filed notices of objection. The Company does not expect to receive a decision regarding the outcome of these notice of objections until the similar court case proceeds through the appeal process. Should the reassessments be upheld, any resulting loss would be charged to income in the year the outcome was determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS

(A) PRICE RANGE OF SECURITIES

     The Company's Common Shares trade on the Nasdaq National Market under the symbol "VSEIF". The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's common stock as reported by Nasdaq. These prices are based on quotations between dealers, do not reflect retail markup, markdown or commissions, and do not necessarily represent actual transactions.

                   FISCAL YEAR ENDED SEPTEMBER 30, 1996                        HIGH       LOW
---------------------------------------------------------------------------    -----     -----
October 1 through December 31..............................................    $6.50     $4.50
January 1 through March 31.................................................    $6.12     $3.75
April 1 through June 30....................................................    $6.00     $4.00
July 1 through September 30................................................    $4.62     $2.88

                   FISCAL YEAR ENDED SEPTEMBER 30, 1997                        HIGH       LOW
---------------------------------------------------------------------------    -----     -----
October 1 through December 31..............................................    $5.25     $3.00
January 1 through March 31.................................................    $5.38     $3.12
April 1 through June 30....................................................    $6.25     $3.25
July 1 through September 30................................................    $9.25     $5.38

(B) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     On December 19, 1997 there was approximately 30 record holders of the Company's Common Stock. The Company believes the number of beneficial owners exceeds 825.

(C ) DIVIDENDS

     The Company did not pay any dividends during fiscal 1997, 1996 or 1995 and it intends to retain all earnings, if any, for use in the expansion of the Company's business. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since it commenced operations in September 1985, the Company has been engaged primarily in land and water-based seismic data acquisition in North America. The Company has experienced significant revenue growth since November 1993 when it first began offering 3D seismic data acquisition services using a leased 3D data acquisition system. The Company purchased its first 3D, 24-bit seismic data acquisition system with telemetry transmission capabilities in September 1994 and has since acquired four additional 3D systems. In addition the Company currently operates four 2D data acquisition systems. In each of 1995 and 1996 the Company acquired a set of vibroseis units for use in the Canadian market, which gave the Company, for the first time, the ability to operate in the vibroseis segment of the market. The Company's channel capacity has increased from approximately 1,100 channels in November 1993 to approximately 10,700 channels in September 1997. The Company has expended, in aggregate, $18,450,993 during fiscal 1995, 1996 and 1997 to expand and upgrade its equipment capabilities. The addition of more technically advanced data acquisition systems and increased channel capacity has not only increased the number of projects that the Company is capable of handling at any one time, but has also broadened the pool of projects upon which the Company has the technical capacity to bid. In June, 1996 the Company expanded its geographic operating base with the acquisition of Boone Geophysical, Inc., a Texas based seismic data acquisition company.

     Demand for the Company's seismic data acquisition services depends primarily on the level of spending by oil and natural gas companies for exploration and development activities. The Company's business is subject to significant seasonal variations in Canada which impacts quarterly operations.

     The Company recognizes revenue using the percentage of completion method, primarily based upon project costs incurred to date compared to the estimated total project costs to be incurred. Billings in excess of revenue earned are disclosed on the balance sheet as deferred revenue.

     A substantial portion of the Company's projects for its customers are performed on a fixed price or "turnkey" basis pursuant to which the Company bears substantially all the risk associated with inclement weather or other productivity delays. To the extent the Company incurs costs in excess of those estimated to complete a project, its margins are reduced and, in limited cases, it has incurred a loss on a particular contract as a result of such excess costs.

     The following table sets forth certain financial data of the Company as a percentage of revenue for the fiscal years indicated:

                                                                           FISCAL YEAR ENDED
                                                                             SEPTEMBER 30,
                                                                         ----------------------
                                                                         1997     1996     1995
                                                                         ----     ----     ----
                               REVENUE                                   100%     100%     100%
---------------------------------------------------------------------
Direct expenses......................................................    73.0     84.8     71.0
Gross margin.........................................................    27.0     15.2     29.0
General and administrative...........................................    6.7      9.5      8.7
Depreciation and amortization........................................    9.3      10.7     9.5
Interest expense.....................................................    2.5      2.2      3.1
Other income (expense)...............................................    0.5       --      0.3
Income (loss) before income taxes....................................    9.0      (7.2)    8.0
Income taxes.........................................................    3.6      2.5      3.4
Net income (loss) for the year.......................................    5.4      (4.7)    4.6

RESULTS OF OPERATIONS

     Revenue increased by 92% to $27,132,227 in fiscal 1997 from $14,146,971 in 1996, which represents a 50% increase over revenues of $9,458,452 in 1995. The increase in revenue between 1997 and 1996 was due to increased capacity as a result of equipment acquisitions in 1997 and the inclusion of revenue from Boone's operations for an entire year in fiscal 1997. Boone accounted for approximately 35% of the Company's fiscal 1997 revenue as compared to approximately 8% of fiscal 1996 revenue. Boone was acquire in June 1996 and therefore only four months of revenue were included in the Company's results of operations for fiscal 1996. The increase in revenue between 1996 and 1995 was due to the following factors: a greater number of total seismic crews utilized over the year (six in 1996 compared to five in 1995); the acquisition of vibroseis units which enabled the Company to participate in this segment of the seismic data acquisition industry for the first time, the acquisition of Boone in June 1996, and the Company's participation in its first foreign contract ("the Pakistan project") outside of North America. The Pakistan project generated revenue of $1,593,825 in fiscal 1996.

     Venture's direct expenses, which consist primarily of labor, drilling and surveying costs, increased 65% to $19,796,462 in fiscal 1997 from $11,991,236 in fiscal 1996, which represents a 79% increase over direct expenses of $6,713,181 in fiscal 1995. These amounts reflect increased costs incurred by the Company to meet the Company's expanding operations over the past three years, and significant costs associated with the Pakistan project in 1996. Overall gross margins were 27.0 % in fiscal 1997, 15.2% in 1996 and 29.0% in 1995. The decrease in gross margin in 1996 is primarily due to (i) a loss on the Pakistan project of $703,851 incurred and recognized in the fourth quarter of fiscal 1996, (ii) reduced margins on Canadian based operations due to poor weather conditions in the first and second quarters of fiscal 1996 which resulted in increased expenses to the Company because the majority of its projects are performed on a turnkey basis and (iii) increased expenses incurred by the Company during the second quarter of fiscal 1996 associated with the temporary leasing of equipment which was necessary to ensure customer demands were met on a timely basis.

     General and administrative expenses increased 36% in fiscal 1997 to $1,828,464 from $1,342,082 in fiscal 1996, which represents an increase of 63% over general and administrative expenses of $825,193 in fiscal 1995. The increase in 1997 as compared to 1996 reflects increased level of operations and the inclusion of Boone's results of operations, including increased personnel costs, for an entire year in fiscal 1997. The 1996 amount includes the Company's increased marketing activities outside of Western Canada, including marketing associated with the Pakistan project and other overseas activities, the costs associated with Venture's public company status and additional personnel costs related to the expansion of operations, including costs arising from the Boone acquisition and the Pakistan project. The amount recorded in fiscal 1995 does not reflect a compensation charge of $212,692 or $0.15 per share in connection with the estimated fair value on transfer of common shares from an officer and principal shareholder to another officer of the Company. The compensation charge would have been required to comply with GAAP in the United States but not under Canadian GAAP.

     Depreciation increased 62% in fiscal 1997 to $2,363,398 from $1,461,807 in fiscal 1996, which represents an increase of 62% over depreciation of $901,896 in fiscal 1995. The increases in 1997 and 1996 reflect substantial additions to capital assets during the period from fiscal 1995 to fiscal 1997. Capital asset expenditures incurred during fiscal 1997, 1996 and 1995 amounted to $10,080,773, $5,891,181 and $2,479,039, respectively.

     In fiscal 1997 and 1996 Venture amortized $166,320 and $51,440 of goodwill, respectively related to the acquisition of Boone in June of 1996 and Hydrokinetic Surveys of Canada Inc. ("Hydrokinetic") in April of 1997.

     Interest expense increased by 104% to $669,938 in fiscal 1997 from $327,931 in fiscal 1996, which represents a 13% increase over interest expense of $290,115 in fiscal 1995. Interest expense has risen due to increased bank debt and equipment financing associated with the Company's equipment purchases. Net borrowings of long term debt amounted to $1,042,440, $598,691 and $6,451,133 in fiscal 1995, 1996 and 1997, respectively.

     The write down for impairment in capital assets of $100,000 in fiscal 1996 relates to the estimated realizable value on sale of capital equipment purchased locally for the Pakistan project. With completion of the project, and a determination by the Company not to pursue additional contracts in Pakistan at this time, certain of the equipment purchased was sold locally since transport of the equipment to the Company's North American markets was not economical.

     The Company's income tax provision increased to $976,000 in fiscal 1997, as compared to an income tax recovery of $357,459 in fiscal 1996, as a result of the increased profitability of fiscal 1997 operations. The fiscal 1996 tax benefit of $357,459, as compared to the income tax provision of $319,737 for fiscal 1995, reflects the operating loss in fiscal 1996 which primarily resulted from the loss on the Pakistan project. A reconciliation of actual income tax expense as compared to expected income taxes is provided in Note 9 of the consolidated financial statements.

     Net income in fiscal 1997 increased to $1,454,706 as compared to a loss for fiscal 1996 of $664,699 and net income for fiscal 1995 of $436,306. The increased net income for fiscal 1997 primarily reflects increased activity and revenue levels in 1997 which contributed to increased profitability of fiscal 1997 operations. The loss in fiscal 1996, as compared to net income in fiscal 1995 of $436,306, is primarily the result of the loss on the Company's Pakistan project, costs incurred to expand its North American operations and reduced margins associated with the Company's Canadian based operations.

LIQUIDITY AND CAPITAL RESOURCES

     Other than the Company's initial public offering in November 1995, the Company has historically financed its cash flow requirements with funds generated from operations, borrowings under various credit facilities and equipment financing.

     At September 30, 1997 the Company had a working capital deficit of $4,857,227 which included an aggregate of $6,580,703 relating to the current portion of long term debt. Included in the current portion of long term debt are equipment lease purchase contracts in the amount of $5,082,543 which bear interest at an effective rate of 20%. These equipment lease purchase contracts are expected to be retired from proceeds on the exercise of the Company's Redeemable Warrants and are not expected to require funds generated from operations to be used to meet these obligations, although there can be no assurance that sufficient warrants will be exercised to satisfy the equipment lease purchase obligations. Should funds from the exercise of warrants not be available alternative financing or the extension of existing financing arrangements will have to be obtained, although there can be no assurance that the Company will be able to obtain such financing or refinancing. As at December 19, 1997 proceeds from the exercise of the Redeemable Warrants aggregated $4,712,472 and $3,598,143 of the $5,082,543 equipment lease purchase obligation outstanding at September 30, 1997 has been paid. Excluding the equipment lease purchase obligations the Company has working capital at September 30, 1997 of $225,316, including the current portion of long term debt of $1,498,160.

     The Company maintains an operating line of credit which provides for an aggregate of approximately $1,200,000 in advances, subject to the Company's overall working capital position and accounts receivable. Borrowings under the operating line are payable on demand and bear interest at the bank's prime rate plus 0.75%. Borrowings at September 30, 1997 were nil. As at September 30, 1997 the Company was not in compliance with the covenant relating to the maintenance of a working capital ratio of not less than 1:1 but the Company has subsequently requested and received a waiver from the bank whereby the Company must be in compliance with the working capital covenant by January 31, 1998.

     In addition to the operating line of credit at September 30, 1997 the Company had long term debt consisting of capital loans of $5,244,650 and, as discussed above, equipment financing of $5,082,543. The capital loans bear interest at the lender's cost of funds plus 2.75% (an effective interest rate of 7.3% at December 15, 1997) and are repayable in monthly installments of approximately $125,000 plus interest and mature in February and September 2001. All of the Company's equipment is pledged as collateral for the capital loans. Subsequent to September 30, 1997 the Company received an additional $980,000 in borrowings under one of the existing capital loans to fund the purchase of two additional 2D systems with an aggregate purchase price of approximately $1.4 million. Debt service requirements relating to the capital loans, which, based on the lender's interest rate at December 15, 1997 of 7.3%, are estimated to aggregate approximately $1,960,000 (including principal and interest payments) during the next twelve months.

     The Company's revenues increased by 92% in fiscal 1997 as compared to fiscal 1996, whereas accounts receivable decreased by 2.2%, work-in-progress increased by 36.8% and accounts payable and accrued liabilities decreased by 62.5% for the same period. The changes in these balance sheet accounts are not necessarily reflective of the corresponding change in activity or revenue for the year since the balances for accounts receivable, work-in-progress and accounts payable are more reflective of the Company's operational activity in the previous 30 to 90 day period. Since there is a seasonality to the Company's operations and levels of equipment utilization can vary at different times of the year the accounts receivable, work-in-progress and accounts payable balances at any point in time will not necessarily correspond to annual changes in revenue. Work-in-progress reflects partially completed project work for which revenue is recognized based on the costs incurred to date in relation to total estimated contract costs. The increase in work-in-progress at September 30, 1997 primarily reflects an increase of projects partially completed and therefore considered to be in progress at September 30, 1997 as compared to the value of partially completed projects at September 30, 1996.

     The Company has deferred revenue of $800,000 at September 30, 1997 as compared to a nil balance at September 30, 1996. Deferred revenue represents billings in excess of revenue amounts earned on projects.

     In November and December 1995 the Company received net proceeds of approximately $6,900,000 in connection with the Company's initial public offering. These funds were primarily used in fiscal 1996 to acquire additional capital equipment and to fund the acquisition of Boone in June 1996, which expenditures aggregated approximately $7.6 million.

     Capital asset expenditures amounted to $10,080,773, $5,891,181 and $2,479,039 in fiscal 1997, 1996 and 1995, respectively. These capital expenditures are for additional seismic data acquisition equipment and related auxiliary equipment. Capital expenditures are transacted through standard equipment purchase contracts or equipment lease purchase contracts which contain a purchase option. To date the Company has always exercised the purchase option contained in such lease purchase contracts.

     Net operating cash flows provided by operating activities amounted to $3,923,982, $192,292 and $1,960,267 in fiscal 1997, 1996 and 1995, respectively.
The increase in operating cash flow in fiscal 1997 is the result of increased profitability of operations and the inclusion of Boone's operations for an entire year in the Company's 1997 results of operations. The decrease in operating cash flow in fiscal 1996 from fiscal 1995 is primarily attributable to the loss incurred in 1996 and the reduction in non-cash working capital.

     Net cash provided by financing activities in fiscal 1997 of $6,424,911 is primarily the result of increased borrowings from long term debt to fund equipment acquisitions. Net cash provided by financing activities in fiscal 1996 of $7,455,317 is primarily attributable to proceeds from the Company's initial public offering and increased debt levels. Net cash from financing activities in fiscal 1995 of $509,306 is primarily attributable to increased debt levels.

     Cash used in investing activities of $10,280,827 in fiscal 1997 resulted primarily from capital expenditures of $10,080,773 and the acquisition of Hydrokinetic for $313,354. Cash used in investing activities of $7,647,609 in fiscal 1996 results from capital equipment expenditures of $5,891,181 and the acquisition of Boone at a cost of $1,756,428. Cash used in investing activities of $2,469,573 in fiscal 1995 is primarily attributable to the purchase of capital equipment.

     The Company will require satisfactory operating cash flows to continue operations, complete capital expenditures and meet its principal and interest obligations with respect to the capital loans and equipment lease purchase contracts. The Company anticipates, based on its current plans and assumptions, that the funds provided by the exercise of the Company's Warrants and the funds expected to be generated from operations will be sufficient to satisfy the Company's existing cash requirements in fiscal 1998. There can be no assurance, however, that all of the remaining Warrants will be exercised. In connection with the Potential Acquisition, the Company expects to enter into a definitive purchase and sale agreement to acquire 100% of Continental in fiscal 1998. Upon closing of the Potential Acquisition, the Company may be required to assist in the financing of obligations incurred by Continental to lease and equip a second marine seismic vessel. This may require the Company to obtain, or to guarantee, additional financing, although there can be no assurance that the Company will be able to do so. Under the terms of the preliminary agreement in the event that Continental or the Company is unable to obtain the additional financing necessary to fulfill the lease and capital equipment requirements for the second vessel, Continental will still have an obligation of approxi-mately $1.5 million. The Company's ability to meet its debt service and other obligations depends on its future performance which is subject to general economic conditions, oil and gas commodity prices and other business factors beyond the Company's control. If the Company does not receive proceeds from the exercise of its Warrants or if the Company is unable to generate sufficient cash flow from operations or to comply with the terms of the new capital loan it may be required to refinance all or a portion of its existing debt or to obtain additional financing, although there can be no assurance that the Company will be able to obtain such refinancing or additional financing.

QUARTERLY FLUCTUATIONS

     The Company's business is subject to substantial quarterly variations as a result of activity variations in the Canadian seismic industry. Generally, increased activity occurs in the Canadian seismic industry during the Canadian winter season, from November to March. During this period the colder weather freezes the ground and permits easier access to marshy terrain in the northern areas of Western Canada and agricultural areas. During the spring, bans are placed on road use, which temporarily limits access to many areas where the Company conducts its operations. Further, due to the soft wet ground conditions and marshy terrain in the northern areas of Western Canada, both of which are extremely sensitive to traffic and heavy equipment, the extent to which the Company can conduct its operations during the spring and summer is significantly reduced. As a result the Company has historically experienced a fluctuation in quarterly results with generally increased activity in the Company's first and second fiscal quarters and a significant decrease in revenues and net income during the third and fourth fiscal quarters. With the acquisition of Boone in June 1996 the Company has expanded and diversified its operations into the United States, which has somewhat reduced the seasonality traditionally associated with Company's Canadian operations. Due to the factors noted above, the Company's results of operations may be subject to fluctuations, particularly on a quarterly basis and the Company's stock price may be affected by such results.

CURRENCY FOR FINANCIAL REPORTING

     Since completion of its initial public offering the Company has chosen to change its currency for reporting and display purposes to U.S. dollars on the basis that the securities of the Company are currently only listed for trading on the Nasdaq Stock Market and the primary users of the financial statements are U.S. residents.

IMPACT OF INFLATION AND CHANGING PRICES

     The general availability of seismic equipment and crews and the level of exploration activity in the oil and gas industry directly affects the cost of providing seismic data. The pricing of the Company's services is primarily a function of these factors. The Company does not believe inflationary trends have had any significant impact on its financial operating results for the three years ended September 30, 1997.

ITEM 7. FINANCIAL STATEMENTS

     The response to this item is included in a separate section of this report. See Index to Consolidated Financial Statements on Page F-1.

     The financial statements of Continental Holdings Ltd. are published in Canadian dollars. The following table sets forth, for the periods indicated, the high and low exchange rates, the average exchange rates and the period-end exchange rates of the Canadian dollar in exchange for the United States dollar, as calculated from the exchange rates reported by the Federal Reserve Bank of New York as the noon buying rates in New York City for cable transfers payable in foreign currencies as certified for custom purposes:

                                                        FISCAL YEAR ENDED       NINE MONTHS ENDED
                                                          DECEMBER 31,            SEPTEMBER 30,
                                                        -----------------       -----------------
                                                        1995        1996        1996        1997
                                                        -----       -----       -----       -----
High..............................................      .7431       .7473       .7357       .7411
Low...............................................      .7076       .7272       .7272       .7173
Average...........................................      .7285       .7333       .7309       .7264
Period end........................................      .7323       .7301       .7342       .7234

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

     Item 9 "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act"; Item 10 "Executive Compensation"; Item 11 "Security Ownership of Certain Beneficial Owners and Management"; Item 12 "Certain Relationships and Related Transactions" will be included in and incorporated by reference from the Registrant's proxy statement for its fiscal year ended September 30, 1997 to be filed pursuant to Regulation 14A within 120 days after the end of its fiscal year.

                                  RISK FACTORS

     Statements in this 10-K that are not descriptions of historical facts may be forward looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified below under "Risk Factors" and elsewhere in this 10-K or documents incorporated by reference herein.

     Capital Intensive Business; Cash Flow Shortages; Need for Additional
Funds. The Company's business is highly capital intensive requiring continuous upgrading and expansion of its equipment base. In addition, capital is required to operate and expand the Company's operations. At September 30, 1997 the Company had a working capital deficit of $4,857,227 which included an aggregate of $6,580,703 relating to the current portion of long term debt. Included in the current portion of long term debt are equipment lease purchase contracts in the amount of $5,082,543 which bear interest at an effective rate of 20%. These equipment lease purchase contracts are expected to be retired from proceeds on the exercise of the Company's Redeemable Warrants and are not expected to require funds generated from operations to be used to meet these obligations, although there can be no assurance that sufficient Warrants will be exercised to satisfy the equipment lease purchase obligations. Should funds from the exercise of warrants not be available alternative financing or the extension of existing financing arrangements will have to be obtained, although there can be no assurance that the Company will be able to obtain such financing or refinancing. As at December 19, 1997 proceeds from the exercise of the Warrants aggregated $4,712,472, and $3,598,143 of the $5,082,543 equipment lease purchase obligation outstanding at September 30, 1997, has been paid. Excluding the equipment lease purchase obligations the Company has working capital at September 30, 1997 of $225,316, including the current portion of long term debt of $1,498,160 under the Company's capital loans. As a result of the development of its 3D seismic data acquisition infrastructure, the Company's working capital requirements increased significantly over the last few years and are expected to continue to do so. In addition, because the Company generally does not receive payment for a project until 30 to 60 days following its completion, the Company is often required to commit significant expenditures during the course of performing a project, prior to its receipt of any payments from the customer. In addition, because fixed costs account for a significant portion of the Company's costs and expenses, a reduction in productivity or inability to obtain new contracts would result in significant operating losses and cash flow shortages. Although the Company has funded equipment purchases through bank borrowings and equipment lease purchase contracts, it has no commitments to obtain any other additional debt or equity financing for equipment purchases and there can be no assurance that additional funds will be available, when required, on terms favorable to the Company or at all. Any future issuances of equity securities would likely result in dilution to the Company's then existing shareholders while the incurring of additional indebtedness would result in increased interest expense and debt service charges.

     Debt Service Requirements; Consequences of Default and Covenants Under Debenture. At September 30, 1997, the Company had term loans and equipment purchase contracts of approximately $10.3 million representing approximately 52% of the Company's capitalization. As at December 19, 1997 the Company has repaid approximately $3.9 million of the September 30, 1997 obligations and incurred an additional $980,000 of term debt related to purchase of two additional 2D systems. The equipment lease purchase contracts are expected to be retired from proceeds on the exercise of the Company's Warrants and are not expected to require funds generated from operations to be used to meet these obligations, although there can be no assurance that sufficient Warrants will be exercised to satisfy the equipment lease purchase obligations. Should funds from the exercise of Warrants not be available alternative financing or the extension of existing financing arrangements will have to be obtained, although there can be no assurance that the Company will be able to obtain such financing or refinancing. As at December 19, 1997 $3,598,143 of the equipment lease purchase obligation has been paid. The Company will require substantial cash flow to meet its debt service requirements relating to the term loans, which, based on the lender's interest rate at December 15, 1997, are estimated to aggregate approximately $1,960,000 (including principal and interest payments) during the next twelve months. In addition, the Company maintains an operating line of credit with a bank, under which advances of up to $1,200,000 could be available to the Company subject to certain limitations. As of November 30, 1997 the Company had advances of approximately $835,000 under the operating line of credit and the Company believes substantially all of the additional amounts under the operating line were available for borrowing. All of the foregoing indebtedness is subject to various financial and operating covenants, including requirements to maintain certain financial ratios.

     In connection with the Potential Acquisition, the Company expects to enter into a definitive purchase and sale agreement to acquire 100% of Continental in fiscal 1998. Upon closing of the Potential Acquisition, the Company may be required to assist in the financing of obligations incurred by Continental to lease and equip a second marine seismic vessel. This may require the Company to obtain, or to guarantee, additional financing, although there can be no assurance that the Company will be able to do so. Under the terms of the preliminary agreement in the event that Continental or the Company is unable to obtain the additional financing necessary to fulfill the lease and capital equipment requirements for the second vessel, Continental will still have an obligation of approximately $1.5 million.

     The Company's ability to meet its debt service obligations will depend on the Company's future operations, which are subject to prevailing industry conditions and other factors, many of which are beyond the Company's control. Because both the Company's term loan and its operating line of credit bear interest at rates that fluctuate with prevailing interest rates, increases in such prevailing rates would increase the Company's interest payment obligations and could have a material adverse effect on the Company's financial condition and results of operations. Further, all of the Company's assets including all of its seismic data acquisition equipment is pledged as collateral for the term loans. In the event of a violation by the Company of any of its loan covenants or any other default by the Company on its obligations relating to its term indebtedness the lenders could declare such indebtedness to be immediately due and payable and in certain cases foreclose on the Company's assets. There can be no assurance that in the event that the Company is in default of certain of its loan covenants in the future, that the Company will be able to secure a waiver from the lender. Moreover, to the extent that all of the Company's assets continue to be pledged as collateral for outstanding indebtedness under the term loan and its line of credit, such assets will not be available for additional indebtedness, which may adversely affect the Company's ability to borrow in the future. In the event of a default relating to the Company's indebtedness it is likely that the Company's shareholders would forfeit all or a substantial portion of their investment in the Company.

     Dependence Upon Principal Customers. During the fiscal years ended September 30, 1995, 1996 and 1997 three, two and two customers, respectively, each accounted for over 10% of the Company's revenues. One customer accounted for over 10% of the Company's revenues in each period, including 43% in fiscal 1995, 54% in fiscal 1996 and 32% in fiscal 1997; one other customer accounted for over 10% in fiscal 1996 and two other customers accounted for over 10% of revenues in fiscal 1995. The Company's three largest customers accounted for 71%, 71%, and 53% of revenues during fiscal 1995, 1996 and 1997, respectively, and at September 30, 1997, approximately 35% of the Company's accounts receivable were represented by three customers. Although the projects performed by the Company for its customers are generally short term, the inability to replace significant customers would cause the Company's revenues and operating results to fluctuate significantly from period to period and the loss of certain customers would have a material adverse impact on the Company's business. Because of the limited number of data acquisition systems owned by the Company and thus the limited number of data acquisition crews that the Company is able to deploy at any given time, the Company anticipates that a substantial portion of future revenues will continue to be attributable to a few customers, who may change from period to period.

     Seasonality of Operations; Fluctuations in Quarterly Performance. The Company's business is subject to substantial quarterly variations as a result of activity variations in the Canadian seismic industry. Generally, increased activity occurs in the Canadian seismic industry during the Canadian winter season, from November to March. During this period the colder weather freezes the ground and permits easier access to marshy terrain in the northern areas of Western Canada and agricultural areas. During the spring, bans are placed on road use, which temporarily limits access to many areas where the Company conducts its operations. Further, due to the soft wet ground conditions and marshy terrain in the northern areas of Western Canada, both of which are extremely sensitive to traffic and heavy equipment, the extent to which the Company can conduct its operations during the spring and summer is significantly reduced. As a result the Company has historically experienced a fluctuation in cash flow and results of operation with generally increased activity in the Company's first and second fiscal quarters and a significant decrease in revenues and net income during the third and fourth fiscal quarters. With the acquisition of Boone in June 1996 the Company has expanded and diversified its operations into the United States, which has somewhat reduced the seasonality traditionally associated with the Company's Canadian operations. However, due to the factors noted above, the Company's results of operations may be subject to fluctuations, particularly on a quarterly basis and the Company's stock price may be affected by such results.

     Fixed Price Contracts; Lack of Written Contracts. A substantial portion of the Company's contracts with its customers are fixed price or "turnkey" contracts pursuant to which the Company bears substantially all the risk associated with inclement weather or other productivity delays. To the extent the Company incurs costs in excess of those estimated to complete a project its margins are reduced, and, in some cases, the Company has incurred, and may in the future incur, a loss on a particular contract as a result of such excess costs. In addition, a large portion of the projects entered into by the Company are not governed by any written contract or other documentation, including, for the fiscal years ended September 30, 1997, 1996 and 1995, projects which were performed for a single customer and which accounted for approximately 32%, 54% and 43%, respectively, of the Company's revenues. As a result, in the event of a dispute with regard to work performed in connection with a project or relating to the collection of fees for a project, the Company may not be able to resolve such dispute as quickly or effectively as it might have been able to do if a written contract existed. In addition, in the absence of a written agreement, there may be discrepancies with regard to payment terms, project scope or other matters which may, in turn, result in delays, cash flow shortages, increased costs and lower revenues or profits.

     Risks Associated with the Consummation of the Potential Acquisition. The consummation of the Potential Acquisition is subject to a number of conditions, any of which may not occur, including execution of a definitive purchase and sale agreement, receipt of requisite shareholder, regulatory and/or third party approvals and completion of due diligence. There can be no assurance that all preconditions to the Potential Acquisition will be met in a timely or satisfactory matter, or without undue expense to the Company, or that the parties will enter into a definitive agreement on substantially the terms proposed. If the Company consummates the Potential Acquisition, it will be subject to a number of risks in completing such transaction, including the need to rely upon certain representations and warranties made by Continental with respect to Continental and its operations as well as it own due diligence investigation of Continental. There can be no assurance that such representations and warranties will be true in all respects or that the Company's due diligence will uncover all materially adverse facts relating to the assets, liabilities, capabilities and operations of Continental.

     Risks Associated with the Operations of the Company upon Consummation of the Potential Acquisition. In the event that the Potential Acquisition is consummated, the Company will be subject to a number of potential risks, including risks relating to the accounting treatment of the Potential Acquisition (including possible charges to earnings for costs related to the Potential Acquisition); capital requirements; assimilation of new operations and personnel, including management; adverse short-term effects on reported operating results; the potential loss of key employees; the diversion of resources from the Company's existing business, capabilities, equipment and technologies; coordination of geographically separated facilities and work forces; management challenges associated with the integration of the companies in addition to the other requirements associated with growth of the Company's infrastructure and capabilities; and maintenance of the Company's existing standards, controls, procedures and policies. No assurance can be given that difficulties encountered in integrating the operations of Continental will be overcome. In the event that the Company consummates the Potential Acquisition, the process of integrating Continental's operations, including its personnel, could cause interruption of, or loss of momentum in, the activities of the Company's business and operations, including those of the business to be acquired.

     In addition, there can be no assurance that the Company will not incur additional charges in subsequent periods to reflect other costs associated with the Potential Acquisition or from the integration of operations after the Potential Acquisition. There can be no assurance that the Potential Acquisition will not have a material adverse effect on the business, financial condition and results of operations of the Company, will not result in significant unexpected liabilities or that the Company will realize the benefits and strategic objectives sought through the Potential Acquisition, including the addition of new capabilities, equipment and technologies. Costs associated with the Potential Acquisition, or liabilities and expenses associated with the operations of Continental, that exceed the expectations of the Company, could have a material adverse effect on the Company's financial condition and results of operations.

     In order to manage any future growth, the Company will be required to continue to improve its operating systems, attract and retain superior management, and update and expand the Company's equipment. If the Company is unable to effectively manage its growth, the Company's business, operating results and financial condition could be adversely affected. Future growth, if achieved, may also strain the Company's capital resources. There can be no assurance that the Company will be able to successfully negotiate or obtain additional financing, or that such financing will be on terms favorable or acceptable to the Company. The failure to secure necessary financing could have a material adverse impact on the Company.

     In December 1997 Continental entered into a preliminary agreement to lease a second marine vessel, for a five year term commencing in March 1998, at an annual cost of approximately $2.7 million. In addition Continental will be required to purchase capital assets, at an estimated cost of $10 million to equip the vessel. If Continental is unable to fulfill the lease commitment the vessel will be returned to the leaseholder and Continental will incur an estimated liability of $1.5 million. A definitive agreement regarding these terms is expected to be entered into in January 1998.

     Dilution to Existing Shareholders as a Result of the Potential
Acquisition. In the event that the Potential Acquisition is consummated, the Purchase Price for the Potential Acquisition will involve cash and a significant number of Common Shares or warrants to purchase Common Shares, depending on the definitive agreement executed by the parties, which may result in dilution to existing shareholders of the Company and which may not be accretive in earnings per share.

     Dependence on Activity of Oil and Gas Industry. Demand for the Company's services depends primarily upon the level of spending by oil and gas companies for exploration, production and development and field management activities. These spending levels, in turn, tend to correspond to fluctuations in the commodity prices for oil and gas. Consequently, demand for the Company's services is affected to some degree by market prices for natural gas and crude oil, which have historically been very volatile. A decrease in oil and gas exploration expenditures could result from such factors as unfavorable tax and other legislation, international economic or political turmoil or uncertainty concerning governmental energy policies. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position and results of operations and could cause the Company to alter its capital spending plans. There can be no assurance that current levels of oil and gas activities will be maintained or that demand for the Company's services will reflect the level of such activities.

     Weather and Productivity. Since the Company's operations are especially sensitive to hazardous conditions and certain inclement weather, particularly rain, the Company may periodically experience equipment failures, accidents, shortages and delays in the delivery of equipment or loss of productivity as a result of such conditions. Loss of productivity could materially adversely affect the Company due to the high fixed costs associated with the Company's business, including debt service costs, equipment acquisition and lease costs, and depreciation expenses.

     Competition and Technological Obsolescence. The seismic data acquisition industry is highly competitive. Many of the Company's competitors are substantially larger than the Company or are subsidiaries or divisions of major industrial enterprises with much greater financial and technical resources and longer operating histories than the Company. In addition, the Company is experiencing and will continue to face substantially increased competition as it expands outside of Canada, particularly in the United States. There can be no assurance that the Company will compete effectively in the industry. In addition, the seismic data services industry is characterized by constantly evolving technology. There can be no assurance that the Company's current systems will not become obsolete before the Company has the resources to replace them or that, in the future, the Company will have sufficient resources to acquire new technology, as needed, or be able to use new technology to compete effectively.

     Risks Relating to Growth and Expansion. Growth of the Company's business may place significant pressure on the Company's management, operational and technical resources. The Company intends to pursue a strategy for expansion and to acquire equipment to enable it to expand its operations both domestically and internationally. The success of the Company's growth and expansion will depend upon a number of factors not entirely within the Company's control, including, among others, the cost and availability of equipment, the ability to meet project schedules, the securing of required government permits and other regulatory approvals, the hiring and training of management and other personnel, competition in the industry, demand for seismic data, the terms and availability of financing and other general economic and business conditions. Any problems or delays encountered in any one of these areas could result in substantial increases in costs to the Company. In connection with any growth or expansion, the Company will be required to develop and improve operational, management and financial systems and controls. There can be no assurance that the Company will be able to effectively manage its expanding operations and anticipate all of the changing demands that growth will impose on its systems and controls. Failure to manage growth would have a material adverse effect on the Company's business.

     Geographical Concentration of Operations; Risks Associated with International Expansion. To date, other than a number of projects conducted in the United States and one project conducted in Pakistan, the Company's operations have been conducted exclusively in Western Canada, and the majority of the Company's revenues have been derived therefrom. The Company is currently highly dependent upon demand for data acquisition services in Western Canada. Approximately 59% of revenue in fiscal 1997 revenues resulted from operations based in Western Canada. To the extent that the Company continues to conduct substantially all of its operations in this region, the Company's operating results may be materially adversely affected by unfavorable economic, weather, industry trends or other conditions in this region that are beyond the Company's control. The Company may be unable to mitigate the effects of any unfavorable regional condition due to the lack of geographical diversity of its operations. In part to alleviate any risks associated with such geographical concentration of operations, the Company may, from time to time, as market conditions permit, consider pursuing operations in the international market through joint ventures or other arrangements with strategic partners in geophysical services or related industries in the United States, South America and Asia and/or by contracting directly with oil and gas exploration companies located in such markets. There can be no assurance that the Company will be successful in penetrating international markets or that any international operations will be profitable. International operations can also be expected to be subject to a number of risks, including greater difficulties in accounts receivable collection, longer payment cycles, exposure to currency fluctuations, political and economic instability and the burdens of complying with a wide variety of foreign laws and regulatory requirements. With the acquisition of Boone in June 1996 the

Company has expanded and diversified its operations into the United States, which has somewhat reduced its dependence on demand for data acquisition services in Canada. In addition, in the United States and other international markets, the Company will face intense competition from established entities offering competitive technology.

     Dependence on Suppliers. Currently, the Company obtains its seismic data acquisition equipment from a few select vendors, and, in the case of its telemetry based 3D, 24 bit data acquisition systems, from a sole source. The Company does not have long-term supply contracts with any of its suppliers and purchases its equipment on a purchase order basis. No assurance can be given that shortages will not occur in the future or that the sole or limited sources of such equipment will be able to support the future equipment requirements of the Company. In addition, there can be no assurance that the Company will not experience delays or other supply problems that may materially adversely affect the Company's operations or that the Company will be able to obtain supplies, including additional data acquisition systems, in a timely manner in the event of an increase in demand for its services. The inability to obtain seismic data acquisition equipment as required, or to develop alternative sources as required in the future, could materially adversely affect the Company's business, operating results and financial condition.

     Income tax Contingency. The Company has recently received notice that the Canadian taxation authorities have disallowed certain expenses incurred by the company related to the 1994, 1995 and 1996 taxation years. The Company has also deducted similar expenses in 1997. These reassessments and the potential reassessment for the 1997 taxation year, would result in additional income taxes of approximately $340,000 ($485,000 Canadian). Based on a recently decided court case, involving another company with a set of circumstances similar to the Company's situation, the Company has disagreed with basis of the reassessment and has filed notices of objection. The Company does not expect to receive a decision regarding the outcome of these notice of objections until the similar court case proceeds through the appeal process. Should the reassessments be upheld, any resulting loss would be charged to income in the year the outcome was determined.

     Operating Hazards and Insurance. The Company's operations are subject to the general risks incident to land and water based seismic data acquisition activities, including the use of explosives, which subject personnel to risk of injury due to accidental explosions resulting from the mishandling of equipment and supplies. Further, the Company operates in remote areas, often characterized by difficult terrain, and under extreme weather conditions. The Company's crews are mobile and its equipment and personnel are subject to vehicular accidents. Some or all of these hazards may result in personal injury and loss of life, severe damage to or destruction of property and equipment, environmental damage or suspension of operations. The Company has not experienced any material losses or environmental claims to date, but there can be no assurance that it will not experience such losses or claims in the future. To the extent available, the Company maintains general liability insurance coverage against these potential claims, the nature and amount of which the Company believes to be customary in the industry. There can be no assurance that adequate insurance will be available in the future or that the Company will be able to maintain adequate insurance on terms and conditions it finds acceptable. In the event of an uninsured or inadequately insured claim, the Company's business and financial condition could be materially adversely affected.

     Compliance with Governmental Regulations. The oil and gas industry is subject to an extensive array of federal, provincial, state and local laws and regulations, which may be changed from time to time in response to economic or political conditions. Laws and regulations that have the effect of reducing or curtailing exploration and production activities by energy companies could also adversely affect the Company's operations and its financial condition by reducing the demand for its services. In addition, oil and gas exploration is subject to regulations governing environmental quality and pollution control. The Company is required to expend financial and managerial resources to comply with such laws in its operations, and anticipates that it will continue to be required to do so in the future. Further, in many instances, the Company must abide by permit requirements in order to conduct its operations and must abide by environmental operating restrictions during the breeding period of certain specific wildlife. There can be no assurance that in the future the Company will be able to acquire all of the necessary permits to conduct its business or that the costs associated with complying with laws and regulations affecting its business will not have a material adverse effect upon the Company. In the past, certain environmental operating restrictions by which the Company was required to abide have adversely affected the Company's operating results, and contributed to a significant decrease in revenues and a net loss, during certain periods. Further, there can be no assurance that such laws or regulations will not change frequently. In recent years, there has been a trend toward more expansive and stricter environmental laws and regulations.

     Dependence on Key Personnel. The Company is highly dependent on the services and expertise provided to it by its executive officers and key personnel, especially those of its President, Chief Executive Officer, and principal shareholder, Mr. Brian Kozun, the loss of which could substantially impair the Company's operations. The Company has a key person life insurance policy on the life of Mr. Kozun in the amount of $2,160,000 ($3,000,000 Canadian dollars), the proceeds of which are pledged as collateral to the Company's lenders. Because of the specialized nature of the business of the Company, the future success of the Company depends in large part upon its ability to attract and retain highly qualified personnel. The Company faces intense competition for such highly qualified personnel from other geophysical services companies, as well as from oil, gas and other natural resource organizations, and may have to pay higher salaries to attract and retain such personnel. There can be no assurance that the Company will be able to hire sufficient qualified personnel on a timely basis or retain such personnel. Although the Company has entered into multiple-year employment contracts with each of its executive officers, the loss of these or other personnel or the failure to recruit additional key personnel by the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

     Control by Current Management. The Company's current officers and directors own approximately 24% of the Company's outstanding Common Shares. As a result, such individuals will likely be able to determine the outcome of corporate transactions or other matters submitted for shareholder approval. Such control by management could preclude any unsolicited acquisition of the Company and consequently adversely affect the market price of the Common Shares. In addition, the terms of the Company's indebtedness require the lenders' prior approval of any change in voting control of the Company, which control is currently held by Mr. Kozun.

     Potential Anti-Takeover Provisions. The Company's Board is authorized to issue from time to time, without shareholder authorization, an unlimited number of preferred shares in one or more designated series or classes. Further, Alberta law requires that at least 50% of the Board of Directors of the Company be residents of Canada. In addition, the Company's term loan requires the lender's prior approval of any change in the voting control of the Company, which control is currently held by Mr. Kozun. Any of these provisions could discourage, hinder or preclude an unsolicited acquisition of the Company and could make it less likely that shareholders receive a premium for their shares as a result of any such attempt.

     Limitation of Liability and Indemnification of Officers and Directors. Pursuant to the Company's By-laws, as authorized under applicable Alberta law, directors and officers of the Company are not liable for monetary damages for breach of fiduciary duty, except in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law. Further, the Company's By-laws provide that the Company shall indemnify its directors, officers, employees or agents to the full extent permitted by the Business Corporations Act (Alberta), and the Company shall have the right to purchase and maintain insurance on behalf of any such person against the liability except where the liability relates to the directors' failure to act honestly and in good faith with a view to the best interests of the Company. The Company maintains an insurance policy covering its officers and directors and indemnifying them against loss on account of claims made against them. The Company has entered into indemnification agreements with each of its directors and officers, which provide that the Company will indemnify the indemnitee to the fullest extent permitted by applicable law, provided the indemnitee acted in good faith and in a matter he reasonably believed to be in the best interest of the Company and, with respect to any criminal action, had reasonable cause to believe his conduct was lawful.

     Risk of Enforcing Judgments Against Foreign Persons and Corporations. The Company is an Alberta, Canada corporation. The majority of the Company's directors and officers and the experts named herein are residents of Canada and most of their and the Company's assets are located outside of the United States. As a result, it may be difficult for shareholders resident in the United States to effect service within the United

States upon the Company and such persons, or to realize in the United States upon judgments of courts of the United States predicated upon the civil liability provisions of the United States federal securities laws. The Company has been advised by its Canadian counsel, Burstall Ward, that there is doubt as to whether Canadian courts would (i) enforce judgments of United States courts obtained against the Company or such other persons predicated upon the civil liabilities provisions of such securities laws or (ii) impose liabilities in original actions against the Company or such other persons predicated solely upon such securities laws.

     No Dividends. The Company has paid cash dividends on its Common Shares only once in connection with proceeds received by the Company from an insurance policy upon the death of an officer of the Company and does not expect to declare or pay any cash or other dividends in the foreseeable future. In addition, pursuant to the terms of the Company's bank operating line of credit, the extent to which the Company may pay dividends in the future is restricted to a maximum of $72,000 ($100,000 Canadian dollars) per annum.

     Current Prospectus and State Registration Required to Exercise
Warrants. Holders of Warrants will be able to exercise the Warrants only if (i) a current prospectus under the Securities Act relating to the securities underlying the Warrants is then in effect and (ii) such securities are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of Warrants reside. Although the Company has undertaken and intends to use its best efforts to maintain a current prospectus covering the securities underlying the Warrants to the extent required by Federal securities laws, there can be no assurance that the Company will be able to do so. The value of the Warrants may be greatly reduced if a prospectus covering the securities issuable upon the exercise of the Warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of Warrants reside. Persons holding Warrants who reside in jurisdictions in which such securities are not qualified and in which there is no exemption will be unable to exercise their Warrants and would either have to sell their Warrants in the open market or allow them to expire unexercised.

     Potential Adverse Effect of Redemption of Warrants. The Company has called its Warrants for redemption on January 6, 1998 at a redemption price of $.10 per Warrant. As of December 19, 1997 785,412 of the Company's 1,610,000 Warrants had been exercised. There can be no assurance that the remaining 824,588 warrants will be exercised prior to the redemption date, in which case the Company will not receive proceeds from the exercise. Redemption of the Warrants could force the holders (i) to exercise the Warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell the Warrants at the then current market price when they might otherwise wish to hold the Warrants, or (iii) to accept the nominal redemption price which, at the time the Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. Although the Warrant Agreement requires the Company to have a current prospectus under the Securities Act, relating to the securities underlying the Warrants, as of the date of redemption (if and when the Warrants become redeemable by the terms thereof), the Company will not be required to qualify the underlying securities for sale under all applicable state securities laws prior to exercising its redemption rights.

     Possible Restrictions on Market-Making Activities in the Company's Securities. Whale has advised the Company that it may make a market in the Company's securities. Regulation M under the Exchange Act may prohibit Whale from engaging in any market-making activities with regard to the Company's securities for a specified period prior to any solicitation by Whale of the exercise of Warrants until the later of the termination of such solicitation activity or the termination (by waiver or otherwise) of any right that Whale may have to receive a fee for the exercise of Warrants following such solicitation. As a result, Whale may be unable to provide a market for the Company's securities during certain periods while the Warrants are exercisable. Any temporary cessation of such market-making activities could have an adverse effect on the market price of the Company's securities.

     Shares Eligible for Future Sale. Future sales of Common Shares by existing shareholders pursuant Rule 144 under the Securities Act could have an adverse effect on the price of the Company's securities. Of the Company's 3,906,306 Common Shares outstanding at December 19, 1997, 1,045,623 are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended, (the "Act") and under certain circumstances may be sold without registration pursuant to such Rule and the remaining 2,860,683 are freely transferable without restriction or further registration under the Act. The

Company is unable to predict the effect that sales made under Rule 144, or otherwise, may have on the then prevailing market price of the Company's securities although any substantial sale of restricted securities pursuant to Rule 144 may have an adverse effect. Sales of Common Shares, or the possibility of such sales, in the public market may adversely affect the market price of the securities offered hereby. None of the existing shareholders of the Company has any registration rights with respect to the Common Shares; however Whale has demand and piggy-back registration rights with respect to the securities underlying the Underwriter's Warrant.

     Arbitrary Determination of Exercise Price. The exercise price of the Warrants were determined by negotiation between the Company and Whale in connection with the IPO and are not necessarily related to the Company's asset value, net worth or any other established criteria of value.

     Effect of Outstanding Options and Warrants.  The Company has outstanding
(i) 1,610,000 Warrants, (ii) Underwriter's Warrants to purchase an aggregate of 280,000 Common Shares, (iii) warrants to purchase 100,000 Common Shares and (iv) options to purchase 264,500 Common Shares under the Company's 1995 Stock Option Plan, as amended. For the respective terms of such securities, the holders thereof are given an opportunity to profit from a rise in the market price of the Company's Common Shares with a resulting dilution in the interests of the other shareholders. Further, the terms on which the Company may obtain additional financing during that period may be adversely affected by the existence of such options and warrants. The holders of such securities may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided by therein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

           3.1  Articles of Incorporation of the Registrant and Certificates of Amendment
                thereto(1)
           3.2  By-laws of the Registrant, as amended(4)
           4.1  Revised Form of Warrant Agreement(1)
           4.2  Revised Form of Underwriter's Warrant(1)
          10.3  Priorities Agreement between Province of Alberta Treasury Branches, Roynat
                Inc., and Registrant, dated July 25, 1995(1)
          10.4  Buy-Back Agreement between Opseis Inc., Roynat Inc. and Registrant, dated
                July 25, 1995(1)
          10.5  Agreement to Assign Life Insurance between Brian Kozun, Registrant and Roynat
                Inc. dated July 19, 1995(1)
         10.10  1995 Stock Option Plan, as amended(4)
         10.11  Employment Agreement between Registrant and Brian Kozun dated September 14,
                1995(1)
         10.12  Employment Agreement between Registrant and P. Daniel McArthur dated July 11,
                1994, Clarification and Amendment Agreement effective as of July 11, 1994,
                Novation Agreement, dated June 28,1995 and Waiver letter dated September 8,
                1995(1)
         10.13  Form of Indemnity Agreement(1)
         10.14  Lease between Registrant and BRL Corporation, dated September 2, 1994(1)
         10.16  Representative Agreement between the Registrant and Geotrex, dated July 1,
                1995(1)
         10.20  Securities Purchase Agreement dated as of May 31, 1996 between Registrant,
                Boone Geophysical, Inc. and Lynn Boone(2)
         10.22  Debenture issued by the Registrant dated December 6, 1996(3)
         10.24  Addendum No. 1 to Supplemental Agreement No. 3 between Boone Geophysical,
                Inc. and H.S. Resources, Inc. dated March 20, 1997(4)
         10.25  Debenture issued by the Registrant dated April 29, 1997(4)
         10.26  (Representative Form of one of three agreements) Conditional Sale Agreement
                Venture Seismic Ltd. and Geo-X Systems Ltd. dated June 19, 1997(5)(6)
         10.27  Offer to Finance between Roynat, Inc. and Venture Seismic Ltd. dated July 16,
                1997(5)
         10.28  Outline of credit between the Registrant and Alberta Treasury Branches, dated
                February 12, 1997
         10.29  Lease Amendment Agreement between the Registrant and BRL Corporation dated
                June 3, 1997
         10.30  Waiver letter from Alberta Treasury Branches, dated December 1, 1997
          23.1  Consent of Ernst & Young, Chartered Accountants
          23.2  Consent of Meyers Norris Penny & Co., Chartered Accountants
            27  Financial Data Schedule

---------------

        (1) Incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-97132) declared effective on November 6, 1995

        (2) Incorporated by reference to the Registrant's Form 8-K dated June 12, 1996

        (3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996

        (4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997

        (5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997

        (6) Confidential Treatment requested for a portion of this Exhibit

(B) REPORTS ON FORM 8-K

     The Registrant filed two reports on Form 8-K during the period.

     1. On November 10, 1997 the Registrant filed a report on Form 8-K with respect to the redemption by the Company of all of its outstanding Redeemable Warrants at a redemption price of $0.10 per Warrant, which redemption was scheduled for December 16, 1997, and subsequently extended by the Registrant to January 6, 1998.

     2. On December 3, 1997 the Registrant filed a report of Form 8-K with respect to the announcement by the Registrant of the execution of a letter of intent to acquire 100% of the outstanding shares of Continental Holdings Ltd. for consideration in cash and stock of Registrant, with an aggregate value of $14,525,000.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
VENTURE SEISMIC LTD.
Report of Independent Chartered Accountants...........................................   F-2
Consolidated Balance Sheets, September 30, 1997 and September 30, 1996................   F-3
Consolidated Statements of Income and Retained Earnings for the Years Ended
  September 30, 1997, September 30, 1996 and September 30, 1995.......................   F-4
Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1997, September 30, 1996 and September 30, 1995.......................   F-5
Notes to Consolidated Financial Statements............................................   F-6
VENTURE SEISMIC LTD. -- Unaudited Pro Forma Consolidated Financial Statements
Unaudited Pro Forma Consolidated Balance Sheet as at September 30, 1997...............  F-17
Unaudited Pro Forma Consolidated Statement of Income for the Year Ended September 30,
  1997................................................................................  F-18
Notes to Unaudited Pro Forma Consolidated Financial Statements........................  F-19
CONTINENTAL HOLDINGS LTD.
Report of Independent Chartered Accountants...........................................  F-21
Balance Sheets, December 31, 1996 and 1995 and unaudited September 30, 1997...........  F-22
Statements of Income and Retained Earnings for the Years Ended December 31, 1996 and
  1995 and unaudited for the nine month periods ended September 30, 1997 and 1996.....  F-23
Statements of Cash Flows for the Years Ended December 31, 1996 and 1995 and
  unaudited for the nine month periods ended September 30, 1997 and 1996..............  F-24
Notes to Financial Statements.........................................................  F-25

                                AUDITORS' REPORT

To the Shareholders of
  VENTURE SEISMIC LTD.

     We have audited the consolidated balance sheets of Venture Seismic Ltd. as at September 30, 1997 and 1996 and the consolidated statements of income and retained earnings and cash flows for each of the years in the three year period ended September 30, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at September 30, 1997 and 1996 and the results of its operations and the changes in its financial position for each of the years in the three year period ended September 30, 1997 in accordance with accounting principles generally accepted in Canada.

Calgary, Canada                                                /s/ Ernst & Young
December 17, 1997                                          Chartered Accountants

                              VENTURE SEISMIC LTD.
          (Incorporated under the Business Corporations Act (Alberta))

                          CONSOLIDATED BALANCE SHEETS
                               (in U.S. Dollars)

                                                                        AS AT SEPTEMBER 30
                                                                    ---------------------------
                                                                       1997            1996
                                                                    -----------     -----------
                                            ASSETS
CURRENT
Cash............................................................    $    68,066     $   --
Accounts receivable [note 4]....................................      2,586,688       2,644,659
Other receivables...............................................        297,707         149,732
Income taxes recoverable........................................        --              430,975
Work-in-progress................................................        521,594         381,273
Prepaid expenses and deposits...................................        204,276         156,678
                                                                    -----------     -----------
                                                                      3,678,331       3,763,317
DEFERRED INCOME TAXES...........................................        --               63,875
CAPITAL ASSETS [notes 2, 5 and 14]..............................     17,383,026       9,614,265
INTANGIBLE ASSETS (NET OF ACCUMULATED AMORTIZATION
  1997 - $217,760; 1996 - $51,440) [note 3].....................      1,554,503       1,491,783
                                                                    -----------     -----------
                                                                    $22,615,860     $14,933,240
                                                                    ===========     ===========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Bank indebtedness [note 4]......................................    $   --          $   164,630
Accounts payable and accrued liabilities........................      1,036,147       2,764,723
Deferred revenue................................................        800,000         --
Income taxes payable............................................        118,708         --
Current portion of long term debt [notes 5 and 14]..............      6,580,703       1,520,000
                                                                    -----------     -----------
                                                                      8,535,558       4,449,353
                                                                    -----------     -----------
LONG TERM DEBT [notes 5 and 14].................................      3,746,490       2,356,060
                                                                    -----------     -----------
DEFERRED INCOME TAXES...........................................        674,076         --
                                                                    -----------     -----------
COMMITMENTS AND CONTINGENCY [note 6]
SHAREHOLDERS' EQUITY
Share capital [notes 7 and 14]..................................      7,671,366       7,539,902
Retained earnings...............................................      1,949,549         494,843
Cumulative translation adjustment...............................         38,821          93,082
                                                                    -----------     -----------
                                                                      9,659,736       8,127,827
                                                                    -----------     -----------
                                                                    $22,615,860     $14,933,240
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

               /s/ BRIAN KOZUN                               /s/ DAN MCARTHUR
                   Director                                      Director

                             See accompanying notes

                              VENTURE SEISMIC LTD.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                               (in U.S. Dollars)

                                                                YEAR ENDED SEPTEMBER 30
                                                       ------------------------------------------
                                                          1997            1996            1995
                                                       -----------     -----------     ----------
REVENUE............................................    $27,132,227     $14,146,971     $9,458,452
DIRECT EXPENSES....................................     19,796,462      11,991,236      6,713,181
                                                       -----------     -----------     ----------
GROSS MARGIN.......................................      7,335,765       2,155,735      2,745,271
                                                       -----------     -----------     ----------
EXPENSES
General and administrative.........................      1,828,464       1,342,082        825,193
Depreciation.......................................      2,363,398       1,461,807        901,896
Amortization of goodwill...........................        166,320          51,440         --
                                                       -----------     -----------     ----------
                                                         4,358,182       2,855,329      1,727,089
                                                       -----------     -----------     ----------
INCOME (LOSS) FROM OPERATIONS......................      2,977,583        (699,594)     1,018,182
                                                       -----------     -----------     ----------
OTHER INCOME (EXPENSE)
Gain on sale of capital assets.....................         80,372         --               9,466
Interest and other income..........................         42,689         105,367         18,510
Interest expense [note 8]..........................       (669,938)       (327,931)      (290,115)
Write-down for impairment of assets................        --             (100,000)        --
                                                       -----------     -----------     ----------
                                                          (546,877)       (322,564)      (262,139)
                                                       -----------     -----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES..................      2,430,706      (1,022,158)       756,043
                                                       -----------     -----------     ----------
Income taxes [note 9]
  Current (recovery)...............................         90,000        (293,732)       174,317
  Deferred.........................................        886,000         (63,727)       145,420
                                                       -----------     -----------     ----------
                                                           976,000        (357,459)       319,737
                                                       -----------     -----------     ----------
NET INCOME (LOSS) FOR THE YEAR.....................      1,454,706        (664,699)       436,306
RETAINED EARNINGS, BEGINNING OF YEAR...............        494,843       1,159,542        723,236
                                                       -----------     -----------     ----------
RETAINED EARNINGS, END OF YEAR.....................    $ 1,949,549     $   494,843     $1,159,542
                                                       ===========     ===========     ==========
NET INCOME (LOSS) PER COMMON SHARE [notes 7 and 12]
  Basic............................................          $ .47          $ (.23)         $ .31
  Fully diluted....................................          $ .31          $ (.23)         $ .31

                             See accompanying notes

                              VENTURE SEISMIC LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in U.S. Dollars)

                                                               YEAR ENDED SEPTEMBER 30
                                                    ---------------------------------------------
                                                        1997             1996            1995
                                                    ------------     ------------     -----------
OPERATING ACTIVITIES
Net income (loss) for the year..................    $  1,454,706     $   (664,699)    $   436,306
Items not involving cash
  Depreciation and amortization.................       2,529,718        1,513,247         901,896
  Deferred income taxes.........................         886,000          (63,727)        145,420
  Gain on sale of capital assets................         (80,372)         --               (9,466)
  Write-down of capital assets..................         --               100,000         --
Cumulative translation adjustment...............        (170,846)         139,335         --
Net change in non-cash working capital
  [note 11].....................................        (695,224)        (831,864)        486,111
                                                    ------------     ------------     -----------
                                                       3,923,982          192,292       1,960,267
                                                    ------------     ------------     -----------
FINANCING ACTIVITIES
Proceeds on issuance of shares..................         100,000        6,907,507         --
Borrowings of long term debt....................      12,239,474        1,936,277       3,347,187
Repayments of long term debt....................      (5,788,341)      (1,337,586)     (2,304,747)
Decrease in bank indebtedness...................        (164,630)        (208,451)       (309,015)
Net change in non-cash working capital [note
  11]...........................................          38,408          157,570        (224,119)
                                                    ------------     ------------     -----------
                                                       6,424,911        7,455,317         509,306
                                                    ------------     ------------     -----------
INVESTING ACTIVITIES
Purchase of capital assets......................     (10,080,773)      (5,891,181)     (2,479,039)
Acquisitions [note 3]...........................        (313,354)      (1,756,428)        --
Proceeds on sale of capital assets..............         113,300          --                9,466
                                                    ------------     ------------     -----------
                                                     (10,280,827)      (7,647,609)     (2,469,573)
                                                    ------------     ------------     -----------
INCREASE IN CASH FOR THE YEAR...................          68,066          --              --
                                                    ------------     ------------     -----------
CASH, BEGINNING OF YEAR.........................         --               --              --
                                                    ------------     ------------     -----------
CASH, END OF YEAR...............................    $     68,066     $    --          $   --
                                                    ============     ============     ===========

                             See accompanying notes

                              VENTURE SEISMIC LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (in U.S. Dollars)

                               SEPTEMBER 30, 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements of Venture Seismic Ltd. ("Venture" or the "Company") have been prepared in accordance with accounting principles generally accepted in Canada, consistently applied. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates and approximations which have been made using careful judgment. The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below. All amounts are in $US unless otherwise stated.

CONSOLIDATION

     The consolidated financial statements include the accounts of Venture and its wholly-owned subsidiaries, Boone Geophysical, Inc., Hydrokinetic Surveys of Canada Inc. and Venture Seismic Inc. (Texas). All significant intercompany transactions have been eliminated.

CAPITAL ASSETS

     Capital assets are recorded at cost. Depreciation is provided on a declining balance basis to amortize the cost of the assets over their estimated economic useful lives as follows:

          Recording equipment.........................................    15%-30%
          Automotive equipment........................................        30%
          Equipment and radios........................................        25%
          Computer equipment..........................................        30%
          Furniture and fixtures......................................        20%

     When capital assets are sold or scrapped, the cost of the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss on disposal is reflected in income.

INTANGIBLE ASSETS

     Intangible assets consist of the excess purchase price of net assets acquired and is amortized on a straight-line basis over five to ten years from the date of acquisition. A writedown for impairment is recorded in income when the Company assesses the net carrying value to be in excess of net realizable value.

FINANCIAL INSTRUMENTS

     The Company has financial instruments consisting of a bank operating line, capital loans and equipment lease purchase contracts. The carrying value of these instruments approximates fair value unless otherwise stated.

REVENUE RECOGNITION

     The Company recognizes revenue on contracts using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs to be incurred. Changes to total estimated contract costs and full provision for losses, if any, are recognized in the period they are determined. Billings in excess of revenue amounts earned are disclosed on the balance sheet as deferred revenue.

                              VENTURE SEISMIC LTD.

                               (in U.S. Dollars)

                               SEPTEMBER 30, 1997

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

FOREIGN CURRENCY TRANSLATION

     The Company's functional (measurement) currency is the Canadian dollar. It translates foreign currency transactions into Canadian dollars using average exchange rates for the year for items included in the consolidated income statement, year end exchange rates for monetary assets and liabilities and historical rates for non-monetary assets and liabilities. Translation gains or losses are included in income for the year. All $US denominated debt is short term.

     The Company has selected U.S. dollars as its currency for financial reporting and display purposes and accordingly applies the current rate method to translate its accounts measured in Canadian dollars to U.S. dollars. Under this method, average exchange rates are used for items included in the consolidated income statement and year end exchange rates for the assets and liabilities. Any gains or losses are included in a cumulative translation adjustment account as a separate component of shareholders' equity.

2.   CAPITAL ASSETS

                                                     1997                            1996
                                          ---------------------------     ---------------------------
                                                          ACCUMULATED                     ACCUMULATED
                                             COST         DEPRECIATION       COST         DEPRECIATION
                                          -----------     -----------     -----------     -----------
Recording equipment...................    $20,725,799      $4,289,072     $11,124,043      $2,302,653
Automotive equipment..................      1,066,896         547,774         733,338         389,848
Equipment and radios..................        814,325         493,989         778,577         388,862
Computer equipment....................         99,720          50,644          57,929          30,408
Furniture and fixtures................         91,535          33,770          50,502          18,353
                                          -----------      ----------     -----------      ----------
                                           22,798,275       5,415,249      12,744,389       3,130,124
                                          -----------      ----------     -----------      ----------
Net Book Value........................            $17,383,026                     $9,614,265
                                                 ============                     ===========

3.   ACQUISITIONS

     Effective April 1, 1997, the Company acquired all of the outstanding shares of Hydrokinetic Surveys of Canada Inc. for an aggregate cash purchase price of $313,354. Of this amount, $84,314 was allocated to capital assets and $229,040 to intangible assets.

                              VENTURE SEISMIC LTD.

                               (in U.S. Dollars)

                               SEPTEMBER 30, 1997

     Effective June 1, 1996, the Company acquired all of the outstanding shares of Boone Geophysical, Inc. for an aggregate purchase price of $1,806,428 consisting of $1,250,000 in cash, $500,000 of Venture's common shares from treasury and $56,428 of direct acquisition costs.

Capital assets..................................................................   $  213,205
Excess of cost over net tangible assets acquired, assigned to intangible
  assets........................................................................    1,543,223
                                                                                   ----------
                                                                                    1,756,428
Cash............................................................................       50,000
                                                                                   ----------
                                                                                   $1,806,428
                                                                                   ==========

4.   BANK INDEBTEDNESS

     The bank operating loan is a $1,230,000 ($1,700,000 Canadian) line of credit. The loan is repayable on demand, with interest payable at the Alberta Treasury Branch prime rate plus .75% per annum. The average effective interest rate for the year was 5.52%.

     A general assignment of book debts has been pledged as collateral for the bank operating loan.

     The loan agreement with the bank contains restrictive covenants about the maintenance of certain financial ratios and changes in share ownership. As at September 30, 1997, the Company was not in compliance with the covenant requiring a working capital ratio of not less the 1:1. However, the Company has subsequently requested and received a letter from the bank waiving this covenant requirement until January 31, 1998.

5.   LONG TERM DEBT

                                                                        1997          1996
                                                                     ----------    ----------
Capital loans, bearing interest at the lender's cost of funds plus
  2.75% to 3.00% and repayable in monthly instalments of $124,847
  ($172,583 Canadian) comprised of principal and interest, due in periods through September 15, 2001. The average effective
  interest rates for the years were 6.56% and 6.84%,
  respectively....................................................   $5,244,650    $2,409,094
Equipment lease purchase contracts, bearing interest at 20%, repayable in monthly instalments of $452,810 comprised of
  principal and interest, due from November 30, 1997 to February
  10, 1998........................................................    5,082,543        --
Equipment lease purchase contracts................................       --         1,466,966
                                                                     -----------   ----------
                                                                     10,327,193     3,876,060
Less current portion..............................................   (6,580,703)   (1,520,000)
                                                                     -----------   ----------
                                                                     $3,746,490    $2,356,060
                                                                     ===========   ==========

     A general security agreement on equipment and a fixed charge on certain equipment have been pledged as collateral for the capital loans.

                              VENTURE SEISMIC LTD.

                               (in U.S. Dollars)

                               SEPTEMBER 30, 1997

     Principal repayments are as follows:

          1998.......................................................   $ 6,580,703
          1999.......................................................     1,498,160
          2000.......................................................     1,498,160
          2001.......................................................       750,170
                                                                        -----------
                                                                        $10,327,193
                                                                        ===========

6.   COMMITMENTS AND CONTINGENCY

     The Company has entered into several operating lease agreements for automotive equipment and office premises, with the following required payments:

          1998.......................................................    $  670,000
          1999.......................................................       508,000
          2000.......................................................       290,000
          2001.......................................................       100,000
          2002.......................................................        74,000
                                                                         ----------
                                                                         $1,642,000
                                                                         ==========

     Operating lease expenses of $462,000, $300,000, and $316,368, were included in income for the years ended September 30, 1997, 1996 and 1995, respectively.

     The Company has recently received notice that the Canadian taxation authorities have disallowed certain expenses related to the 1994, 1995 and 1996 taxation years. The Company has also deducted these expenses for tax purposes in 1997. These reassessments and the potential reassessment for the current year, would result in additional income taxes of approximately $340,000 ($485,000 Canadian). Based on a recent court case, involving another company with a set of similar circumstances to the Company's situation, the Company disagrees with the basis of the reassessment and has filed notices of objection. Should the reassessments be upheld, any resulting loss would be charged to income in the year the outcome was determined.

                              VENTURE SEISMIC LTD.

                               (in U.S. Dollars)

                               SEPTEMBER 30, 1997

7.   SHARE CAPITAL

(A) AUTHORIZED

     The Company's authorized share capital consists of an unlimited number of common and preferred shares.

(B) ISSUED

                                                                                COMMON
                                                                        -----------------------
                                                                         NUMBER        AMOUNT
                                                                        ---------    ----------
BALANCE AT SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1995 (i).............   1,400,000    $  131,671
Issued for cash(ii)..................................................   1,604,050     7,008,231
Issued on acquisition of Boone Geophysical, Inc. (see note 3)........      93,633       400,000
                                                                        ---------    ----------
BALANCE AT SEPTEMBER 30, 1996........................................   3,097,683     7,539,902
Adjustment for translation of Canadian dollar amounts................      --          (110,189)
Issued on acquisition of Boone Geophysical, Inc. (see note 3)........      23,211       100,000
Recognition of income tax benefit of previous year's share issue
  costs (iii)........................................................      --           141,653
                                                                        ---------    ----------
BALANCE AT SEPTEMBER 30, 1997........................................   3,120,894    $7,671,366
                                                                        =========    ==========

     (i) On August 23, 1995, the Company's shareholders approved a share consolidation of the existing share capital from 4,550,000 common shares to 1,400,000 common shares. These financial statements give effect to the share reorganization as at September 30, 1994.

     (ii) As part of the Company's initial public offering 1,610,000 warrants were issued. The warrants, which expire on November 7, 2000, unless redeemed earlier by the Company, entitle the holder to purchase one common share at a price of $6.00 [Note 14(b)]. The Company also granted the Underwriter an option to purchase 140,000 common shares at $8.25 per share and 140,000 warrants ("Underwriter Warrants") at $0.165 per warrant. The Underwriter Warrants expire on November 7, 2000 and entitle the holder to purchase one common share at $7.00. As part of an investor relations service agreement, the Company has agreed to issue 100,000 warrants to purchase 100,000 common shares at an exercise price of $5.25 per share. Of these warrants 60,000 are exercisable over a four year period commencing October 27, 1996 and 40,000 are exercisable over a three year period commencing October 27, 1997.

     (iii) The shares issued for cash are net of share issue costs totaling $1,640,148. Of the $731,500 of income tax benefit associated with these share issue costs, $642,377 (1996 -- $500,724) has been recorded in the share capital account. The remaining benefit of $89,123 (1996 -- $230,776) will be recognized in the accounts when realized.

(C) STOCK OPTIONS

     Under the Company's 1995 Stock Option Plan, as amended (the "Option Plan"), up to 450,000 common shares are available for purchase by directors, officers, employees and consultants. Options granted under the Option Plan are contingent upon continued employment and are exercisable on a cumulative basis over a vesting period of three years. There are 264,500 options outstanding to purchase common shares at an exercise prices varying from $3.38 to $5.88, of which 178,250 options are fully vested. These options expire at varying dates from September 2005 to July 2007.

                              VENTURE SEISMIC LTD.

                               (in U.S. Dollars)

                               SEPTEMBER 30, 1997

     In October, 1995, FASB Statement No. 123 "Accounting for Stock Based Compensation" was issued requiring companies to recognize a compensation expense for grants of stock options or other equity investments based on their fair value or provide pro forma disclosure of the effect on net income in the notes to the financial statements. The following pro forma information presents a summary of the results of operations had the company accounted for its employee stock options under the fair value method of FASB Statement No. 123:

                                                              1997          1996          1995
                                                           ----------     ---------     --------
Net income (loss) as reported..........................    $1,454,706     $(664,699)    $436,306
Compensation expense on issuance of stock options......      (185,520)     (158,136)       --
                                                           ----------     ---------     --------
Pro Forma net income (loss)............................    $1,269,186     $(822,835)    $436,306
                                                           ==========     =========     ========
Pro Forma net income (loss) per common share
  Primary and fully-diluted............................         $ .35        $ (.29)       $ .31
                                                                =====        ======        =====

8.   INTEREST EXPENSE

                                                               1997          1996         1995
                                                             --------      --------     --------
Bank indebtedness......................................      $ 58,374      $ 72,965     $ 68,940
Long-term debt.........................................       611,564       254,966      221,175
                                                             --------      --------     --------
                                                             $669,938      $327,931     $290,115
                                                             ========      ========     ========

     The Company paid interest of $669,938, $331,970 and $290,607 in the years ended September 30, 1997, 1996 and 1995, respectively.

9.   INCOME TAXES

     Income tax expense varies from the amounts that would be computed by applying the combined Canadian federal and provincial income tax rate for each of the periods due to the following differences:

                                                             1997          1996          1995
                                                           ---------     ---------     --------
Corporate tax rate.....................................         44.6%         44.6%       44.48%
                                                           ==========    =========     ========
Provision for income taxes at statutory tax rate.......    $1,084,100    $(455,882)    $336,290
Increase (decrease) in income taxes due to:
  Small business deduction.............................       --            --          (37,000)
  Loss of subsidiary company (recognized)/not
     recognized........................................      (47,000)       47,000        --
  Subsidiary income taxed at lower rate................     (100,000)       --            --
  Non-taxable portion of capital gain..................       (9,000)       --            --
  Non-deductible expenses..............................       90,000        39,000       22,000
  Other................................................      (42,100)       12,423       (1,553)
                                                           ----------    ---------     --------
                                                           $ 976,000     $(357,459)    $319,737
                                                           ==========    =========     ========

     The Company paid income taxes of $Nil, $Nil, and $400,270 in the years ended September 30, 1997, 1996 and 1995, respectively.

                              VENTURE SEISMIC LTD.

                               (in U.S. Dollars)

                               SEPTEMBER 30, 1997

10. MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

     The Company operates in only one business segment, contract seismic data acquisition services. Revenue from individual customers representing 10% or more of revenue were:

                                                                         1997     1996     1995
                                                                         ----     ----     ----
Customer A...........................................................     32%      54%      43%
Customer B...........................................................     --       11%      --
Customer C...........................................................     --       --       15%
Customer D...........................................................     --       --       13%
Customer E...........................................................     13%      --       --
                                                                         ----     ----     ----
                                                                          45%      65%      71%
                                                                         ====     ====     ====

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

     Approximately 35% and 84% of accounts receivable at September 30, 1997 and 1996, respectively, were represented by three customers.

     The following table provides information by geographic area as at and for the years ended September 30, 1997 and 1996. Prior to the year ended September 30, 1996 primarily all the Company's operations were conducted in Canada.

                                                                     1997
                                    ----------------------------------------------------------------------
                                      CANADA      UNITED STATES   INTERNATIONAL   CORPORATE       TOTAL
                                    -----------   -------------   -------------   ----------   -----------
Revenue...........................  $16,077,318    $ 11,054,909     $ --          $   --       $27,132,227
                                    -----------     -----------   -----------     -----------  -----------
Gross margin......................    4,480,795       2,854,970       --              --         7,335,765
General and administrative
  costs...........................      --             --             --              --        (1,828,464)
Depreciation and amortization.....      --             --             --              --        (2,529,718)
Interest expense..................      --             --             --              --          (669,938)
Other.............................      --             --             --              --           123,061
Income taxes......................      --             --             --              --          (976,000)
                                                                                               -----------
Net income for the year...........      --             --             --              --         1,454,706
                                    -----------     -----------   -----------     -----------  -----------
Identifiable assets...............  $10,396,171    $ 10,665,186     $ --          $1,554,503   $22,615,860
                                    ===========     ===========   ===========     ===========  ===========

                              VENTURE SEISMIC LTD.

                               (in U.S. Dollars)

                               SEPTEMBER 30, 1997

                                                                 1996
                                -----------------------------------------------------------------------
                                  CANADA       UNITED STATES    INTERNATIONAL CORPORATE        TOTAL
                                -----------    -------------    ----------    ----------    -----------
Revenue......................   $11,024,777     $ 1,528,369     $1,593,825    $   --        $14,146,971
                                -----------      ----------     ----------    ----------    -----------
Gross margin.................     2,506,193         353,393       (703,851)       --          2,155,735
General and administrative
  costs......................       --              --              --            --         (1,342,082)
Depreciation and
  amortization...............       --              --              --            --         (1,513,247)
Interest expense.............       --              --              --            --           (327,931)
Other........................       --              --              --            --              5,367
Income taxes.................       --              --              --            --            357,459
                                                                                            -----------
Net loss for the year........       --              --              --            --           (664,699)
                                -----------      ----------     ----------    ----------    -----------
Identifiable assets..........   $ 9,234,928     $ 3,597,148     $  609,381    $1,491,783    $14,933,240
                                ===========      ==========     ==========    ==========    ===========

11. NET CHANGE IN NON-CASH WORKING CAPITAL

                                                          1997            1996           1995
                                                       -----------     -----------     ---------
Accounts receivable................................    $    57,971     $(1,224,060)    $  69,094
Other receivables..................................       (147,975)        (84,424)      232,515
Income taxes recoverable...........................        430,975        (430,975)       --
Work-in-progress...................................       (140,321)       (322,513)       85,988
Prepaid expenses and deposits......................        (47,598)        228,764      (214,020)
Accounts payable and accrued liabilities...........     (1,728,576)      1,166,288       314,368
Deferred revenue...................................        800,000         --             --
Income taxes payable...............................        118,708          (7,374)     (225,953)
                                                       -----------     -----------     ---------
                                                          (656,816)       (674,294)      261,992
                                                       -----------     -----------     ---------
Comprised of:
Operating..........................................       (695,224)       (831,864)      486,111
Financing..........................................         38,408         157,570      (224,119)
                                                       -----------     -----------     ---------
                                                       $  (656,816)    $  (674,294)    $ 261,992
                                                       ===========     ===========     =========

12. DIFFERENCES BETWEEN CANADA AND UNITED STATES ACCOUNTING PRINCIPLES

                                                          1997            1996           1995
                                                       -----------     -----------     ---------
Net income (loss) using Canadian GAAP..............    $ 1,454,706     $  (664,699)    $ 436,306
Compensation expense...............................        --              --            212,692
                                                        ----------       ---------      --------
Net income (loss) using U.S. GAAP..................    $ 1,454,706     $  (664,699)    $ 223,614
                                                        ==========       =========      ========

     Compensation expense represents the estimated fair market value at $3.50 per share for shares given for nominal consideration from a principal shareholder to a member of senior management as part of an employment contract.

     For the United States basis of accounting the Company has adopted FAS 109 "Accounting for Income Taxes" on a prospective basis, effective September 1, 1993. FAS 109 requires companies to recognize deferred tax assets and liabilities for the expected future tax consequences, based on enacted rates, of existing differences between financial reporting and tax reporting basis of assets and liabilities. These provisions also

                              VENTURE SEISMIC LTD.

                               (in U.S. Dollars)

                               SEPTEMBER 30, 1997

require the Company to establish a valuation allowance for deferred tax assets where the recovery of these assets are uncertain.

     The deferred tax liabilities (assets) relate to the following:

                                                                         1997          1996
                                                                       ---------     ---------
Capital assets.....................................................    $ 897,000     $ 133,800
Current assets/liabilities.........................................      522,000       103,200
Share issue costs..................................................     (408,000)     (480,975)
Benefit of unrecognized loss carryforward..........................     (336,924)      (40,000)
                                                                       ---------     ---------
                                                                         674,076      (283,975)
Valuation allowance................................................           --       220,100
                                                                       ---------     ---------
                                                                       $ 674,076     $ (63,875)
                                                                       =========     =========

     The Company's net income (loss) per share amounts using United States generally accepted accounting principles, after giving affect to the share reorganization, are:

                                                                      1997      1996      1995
                                                                      -----     -----     -----
Net income (loss) per common share using U.S. basis
  Primary and fully diluted.......................................    $ .39     $(.23)    $ .16
                                                                      =====     =====     =====

     Under U.S. generally accepted accounting principles the calculation of primary income per share is based on the number of issued and outstanding shares plus common share equivalents, including stock options, if they would have a dilutive effect. Under U.S. GAAP outstanding shares would be 3,111,000 for 1997, 2,857,000 for 1996 and 1,400,000 for 1995.

13. COMPARATIVE FIGURES

     Certain comparative figures have been reclassified to conform with the current year's presentation.

14. SUBSEQUENT EVENTS

(A) CAPITAL LOAN

     Subsequent to September 30, 1997, the Company was advanced $1.0 million ($1.4 million Canadian) by Roynat Inc. with the proceeds used to fund the acquisition of certain capital assets. The loan bears interest at the lender's cost of funds plus 2.75% and is repayable in monthly principal installments of $21,000 ($29,167 Canadian), commencing October 1997.

(B) WARRANT REDEMPTION

     Subsequent to September 30, 1997, the Company announced it had called all of its outstanding Redeemable Warrants ("Warrants") for redemption on January 6, 1998. Each warrant is exercisable prior to January 6, 1998, for one of the Company's Common Shares at an exercise price of $6.00. As at December 17, 1997, 784,912 warrants had been exercised and approximately $4,700,000 of cash has been received upon exercise of these warrants.

                              VENTURE SEISMIC LTD.

                               (in U.S. Dollars)

                               SEPTEMBER 30, 1997

(C) ACQUISITION

     On December 2, 1997, the Company announced it had signed a letter of intent to acquire 100% of the outstanding capital stock of Continental Holdings Ltd. ("Continental") for consideration in cash and shares of the Company with an aggregate value of approximately $14,525,000. Continental is a privately held marine seismic data acquisition company.

                              VENTURE SEISMIC LTD.

                        PRO FORMA FINANCIAL INFORMATION

                                  (Unaudited)

     The following unaudited pro forma financial information has been prepared giving effect to the consummation of the Proposed Acquisition ("Proposed Acquisition") of Continental Holdings Ltd. ("Continental") by Venture Seismic Inc., for purposes of the pro forma consolidated balance sheet as if the transaction had occurred September 30, 1997 and for purposes of the pro forma consolidated statement of income for the year ended September 30, 1997, as if the transaction had occurred October 1, 1996.

     The Proposed Acquisition of Continental has been accounted for as a purchase. The excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill and is being amortized over fifteen years.

     The pro forma financial information is not necessarily indicative of the results of operations or of the financial position which would have been attained had the Proposed Acquisition been consummated at any of the foregoing dates or which may be attained in the future. The pro forma financial information should be read in conjunction with the historical consolidated financial statements of Venture Seismic Ltd. and the historical financial statements of Continental Holdings Ltd. In the opinion of management of Venture Seismic Ltd. these pro forma consolidated financial statements include all adjustments necessary for fair presentation.

                              VENTURE SEISMIC LTD.

                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                 (U.S. Dollars)

                            AS AT SEPTEMBER 30, 1997
                                  (unaudited)

                                                                                            PRO FORMA
                                                                         PRO FORMA        CONSOLIDATED
                                             VENTURE     CONTINENTAL    ADJUSTMENTS       BALANCE SHEET
                                                $             $              $                  $
                                            ---------    -----------    -----------       -------------
ASSETS
CURRENT
Cash......................................     68,066       783,991        (500,000)(a)    (1,027,042)
                                                                           (100,000)(a)
                                                                            723,400(c)
                                                                            555,699(d)
Accounts receivable.......................  2,586,688     1,227,229                         3,813,917
Work-in-progress..........................    521,594        --                               521,594
Inventory.................................     --           374,319                           374,319
Other receivables.........................    297,707        --                               297,707
Prepaid expenses..........................    204,276         5,679                           209,955
                                            ----------    ---------                        ----------
                                            3,678,331     2,391,218                         4,190,450
INVESTMENTS...............................     --            72,340                            72,340
DEFERRED INCOME TAXES.....................     --           133,828                           133,828
CAPITAL ASSETS............................  17,383,026    2,348,117                        19,731,143
INTANGIBLE ASSETS.........................  1,554,503        --          13,641,258(a)     15,195,761
                                            ----------    ---------                        ----------
                                            22,615,860    4,945,503                        39,323,522
                                            ==========    =========                        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued
  liabilities.............................  1,036,147       922,239                         1,958,386
Deferred revenue..........................    800,000        --                               800,000
Income taxes payable......................    118,708     1,374,460                         1,493,168
Acquisition instalment payments...........     --            --           6,375,000(a)      6,375,000
Current portion of long term debt.........  6,580,703       130,516                         6,711,219
                                            ----------    ---------                        ----------
                                            8,535,558     2,427,215                        17,337,773
                                            ----------    ---------                        ----------
DUE TO SHAREHOLDERS.......................     --            79,852                            79,852
                                            ----------    ---------                        ----------
LONG TERM DEBT............................  3,746,490       175,595                         3,922,085
                                            ----------    ---------                        ----------
DEFERRED INCOME TAXES.....................    674,076        --                               674,076
                                            ----------    ---------                        ----------
SHAREHOLDERS' EQUITY
Share capital.............................  7,671,366       556,062            (363)(d)    15,321,366
                                                                           (555,699)(d)
                                                                          7,650,000(a)
Retained earnings.........................  1,949,549     1,706,779        (983,379)(d)     1,949,549
                                                                           (723,400)(c)
Foreign currency translation..............     38,821        --                                38,821
                                            ----------    ---------                        ----------
                                            9,659,736     2,262,841                        17,309,736
                                            ----------    ---------                        ----------
                                            22,615,860    4,945,503                        39,323,522
                                            ==========    =========                        ==========

     See accompanying notes to Pro Forma Consolidated Financial Statements

                              VENTURE SEISMIC LTD.

                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                                 (U.S. Dollars)

                         YEAR ENDED SEPTEMBER 30, 1997
                                  (unaudited)

                                                                                             PRO FORMA
                                                                                            CONSOLIDATED
                                                                            PRO FORMA          INCOME
                                               VENTURE      CONTINENTAL    ADJUSTMENTS       STATEMENT
                                                  $              $              $                $
                                              ----------    -----------    -----------      ------------
REVENUES....................................  27,132,227     8,675,184                        35,807,411
DIRECT EXPENSES.............................  19,796,462     4,625,595                        24,422,057
                                              ----------     ---------                        ----------
GROSS MARGIN................................   7,335,765     4,049,589                        11,385,354
                                              ----------     ---------                        ----------
EXPENSES
General and administrative..................   1,828,464       490,828                         2,319,292
Depreciation................................   2,363,398       672,383                         3,035,781
Amortization of goodwill....................     166,320        --           909,000(b)        1,075,320
                                              ----------     ---------                        ----------
                                               4,358,182     1,163,211                         6,430,393
                                              ----------     ---------                        ----------
INCOME FROM OPERATIONS......................   2,977,583     2,886,378                         4,954,961
OTHER INCOME (EXPENSE)
Gain on sale of capital assets..............      80,372        54,252                           134,624
Gain on sale of investments.................      --            94,157                            94,157
Interest and other income...................      42,689        20,492                            63,181
Interest expense............................    (669,938)      (86,647)                         (756,585)
Other.......................................      --            (2,673)                           (2,673)
                                              ----------     ---------                        ----------
                                                (546,877)       79,581                          (467,296)
                                              ----------     ---------                        ----------
INCOME BEFORE INCOME TAXES..................   2,430,706     2,965,959                         4,487,665
                                              ----------     ---------                        ----------
INCOME TAXES (RECOVERY)
Current.....................................      90,000     1,415,272                         1,505,272
Deferred....................................     886,000      (135,032)                          750,968
                                              ----------     ---------                        ----------
                                              976,000...     1,280,240                         2,256,240
                                              ----------     ---------                        ----------
NET INCOME FOR THE YEAR.....................   1,454,706     1,685,719                         2,231,425
                                              ==========     =========                        ==========

     See accompanying notes to Pro Forma Consolidated Financial Statements

                              VENTURE SEISMIC LTD.
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                                 (U.S. Dollars)
                                  (Unaudited)
                            AS AT SEPTEMBER 30, 1997

     The accompanying pro forma consolidated financial statements have been prepared to reflect certain adjustments to the historical financial statements of Venture Seismic Ltd. ("the Company" or "Venture") and Continental Holdings Ltd. ("Continental") to give effect to the consummation of the Proposed acquisition ("Proposed Acquisition") of 100 percent of the share capital of Continental by Venture. The components of the total consideration, in respect of the Proposed Acquisition, are subject to adjustment, with the stock portion not to exceed 19.5% of the total outstanding Common Shares of the Company on the closing date. The Company has called its outstanding Warrants for redemption on January 6, 1998 and the pro forma adjustments assume the issuance to Continental of 900,000 Common Shares of the Company, based on the assumption that approximately 95% of the Warrants will be exercised. As at December 19, 1997, 785,412 of the Company's 1,610,000 Warrants, had been exercised. The adjustments are based on currently available information and certain estimates and assumptions, and therefore the actual adjustments made to effect the transactions may differ from the pro forma adjustments.

     Continental publishes its financial statements in Canadian dollars. For purposes of the pro forma consolidated financial statements, the Continental balance sheet has been translated from Canadian dollars into United States dollars at the September 30, 1997 exchange rate of Cdn.$1.00 -- U.S.$.7234 and the Continental statement of income has been translated into United States dollars at the average exchange rate for the year ended September 30, 1997 of Cdn.$1.00 -- U.S.$.7264. These exchange rates are based on the exchange rates reported by the Federal Reserve Bank of New York as the noon buying rates in New York for cable transfers payable in foreign currencies as certified for custom purposes.

1.   UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

     The following pro forma adjustments are reflected in the pro forma consolidated balance sheet as at September 30, 1997 and the pro forma consolidated statement of income for the year ended September 30, 1997.

     (a) the Proposed Acquisition of Continental Holdings Ltd. for an aggregate purchase price of $14,625,000 consisting of $500,000 in cash, instalment payments of an aggregate of $6,375,000 in cash, $7,650,000 of Venture common shares and $100,000 of estimated direct acquisition costs. The first instalment payment of $3,500,000 is due on the earlier of June 30, 1998 or 15 days subsequent to the completion of an equity financing by the Company and the remaining $2,875,000 bears interest at bank prime plus 1% and is due December 31, 1998. The Company intends to use a portion of the proceeds from the exercise of the Company's Warrants to fund a portion of the Proposed Acquisition. As at December 19, 1997, 785,412 of the Company's 1,610,000 Warrants had been exercised, for aggregate proceeds of $4,712,472, however there can be no assurance that the remaining 824,588 Warrants will be exercised. Should additional funds from the exercise of the Warrants not be available, the Company would be required to finance the instalment portion of purchase consideration from operating cash flows and/or new financing, although there can be no assurance that the Company will be able to obtain such additional financing. The assigned fair value of net assets acquired is:

                                                                                       $
                                                                                   ----------
Working capital deficiency.....................................................    (1,315,096)
Due to shareholder.............................................................       (79,852)
Long term debt.................................................................      (175,595)
Investments....................................................................        72,340
Deferred income taxes..........................................................       133,828
Capital assets.................................................................     2,348,117
                                                                                   ----------
                                                                                      983,742
Excess of cost over net tangible assets acquired, assigned to goodwill.........    13,641,258
                                                                                   ----------
                                                                                   14,625,000
                                                                                   ==========

     (b) Adjustment to reflect the annual amortization of goodwill, resulting from the acquisition, over a 15 year estimated useful life.

     (c) Adjustment to reflect the payment of a special management bonus to the existing owners of Continental of $723,400. This amount has been treated as an adjustment to the allocation of the purchase price in these pro forma consolidated financial statements.

     (d) Adjustment to reflect the redemption of all of Continental's outstanding preferred shares and the elimination on consolidation of the remaining share capital of $363 and retained earnings of $983,379.

                                AUDITORS' REPORT

To the Shareholders of
  CONTINENTAL HOLDINGS LTD.

     We have audited the balance sheets of Continental Holdings Ltd. as at December 31, 1996 and 1995 and the statements of income and retained earnings and cash flows for each of the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1996 and 1995 and the results of its operations and the changes in its financial position for the years then ended in accordance with accounting principles generally accepted in Canada.

Calgary, Canada                                    /s/ Meyers Norris Penny & Co.
February 19, 1997                                          Chartered Accountants

                           CONTINENTAL HOLDINGS LTD.
                                 BALANCE SHEETS
                             (in Canadian Dollars)

                                                                         DECEMBER 31,     DECEMBER 31,
                                                                             1996             1995
                                                                              $                $
                                                       SEPTEMBER 30,     ------------     ------------
                                                           1997
                                                             $
                                                       -------------
                                                       (unaudited)
ASSETS
CURRENT [NOTE 5]
Cash...............................................      1,083,758           314,358        1,331,390
Accounts receivable................................      1,696,474         1,788,734          711,738
Inventory..........................................        517,444           220,434          --
Prepaid expenses and deposits......................          7,850             8,390          137,075
Current portion of investments and advances [note
  2]...............................................        --                --               311,918
                                                         ---------         ---------
                                                         3,305,526         2,331,916        2,492,121
INVESTMENTS AND ADVANCES [NOTE 2]..................        100,000           100,000          662,905
DEFERRED INCOME TAXES..............................        185,000           --               --
CAPITAL ASSETS [NOTE 3]............................      3,245,945         4,684,301          400,668
                                                         ---------         ---------
                                                         6,836,471         7,116,217        3,555,694
                                                         =========         =========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities...........      1,274,867         4,814,642        1,667,772
Income taxes payable...............................      1,900,000           --               381,702
Deferred income taxes..............................        --                --                60,000
Current portion of long term debt [note 5].........        180,420         1,403,000            1,650
                                                         ---------         ---------
                                                         3,355,287         6,217,642        2,111,124
                                                         ---------         ---------
DUE TO SHAREHOLDERS, NON-INTEREST BEARING WITH NO
  FIXED TERMS OF REPAYMENT.........................        110,384           132,437          --
                                                         ---------         ---------
DUE TO RELATED COMPANY [NOTE 4]....................        --                367,926          --
                                                         ---------         ---------
LONG TERM DEBT [NOTE 5]............................        242,736           240,751           69,987
                                                         ---------         ---------
DEFERRED INCOME TAXES [NOTE 10]....................        --                --               110,000
                                                         ---------         ---------
COMMITMENTS [NOTE 9]
SHAREHOLDERS' EQUITY
Share capital [note 6].............................        768,679            20,440           20,476
Retained earnings..................................      2,359,385           137,021        1,244,107
                                                         ---------         ---------
                                                         3,128,064           157,461        1,264,583
                                                         ---------         ---------
                                                         6,836,471         7,116,217        3,555,694
                                                         =========         =========

                             See accompanying notes

                           CONTINENTAL HOLDINGS LTD.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (in Canadian Dollars)

                                                             NINE MONTHS       YEAR ENDED       YEAR ENDED
                                                                ENDED         DECEMBER 31,     DECEMBER 31,
                                                            SEPTEMBER 30,         1996             1995
                                                                1996               $                $
                                                                  $           ------------     ------------
                                           NINE MONTHS      -------------
                                              ENDED
                                          SEPTEMBER 30,     (unaudited)
                                              1997
                                                $
                                          -------------
                                           (unaudited)
REVENUE...............................      9,867,743          9,559,360       11,577,059        6,983,871
DIRECT EXPENSES [NOTE 7]..............      6,053,308          7,864,974        9,065,656        5,583,865
                                            ---------         ----------       ----------        ---------
                                            3,814,435          1,694,386        2,511,403        1,400,006
                                            ---------         ----------       ----------        ---------
EXPENSES
Wages, bonuses and employee
  benefits............................        139,269          1,235,029        1,634,801          443,025
General and administration............        107,251             77,544          103,711          100,836
Depreciation..........................          3,614              4,538            5,433           15,115
Bad debt expense (recovery)...........       (219,979)           616,000          836,000          --
Interest -- other.....................         23,493             64,206           84,792          --
Interest -- long term.................         50,070             52,195           76,757           11,745
                                            ---------         ----------       ----------        ---------
                                              103,718          2,049,512        2,741,494          570,721
                                            ---------         ----------       ----------        ---------
INCOME (LOSS) FROM OPERATIONS.........      3,710,717           (355,126)        (230,091)         829,285
                                            ---------         ----------       ----------        ---------
OTHER INCOME (EXPENSES)
Rental income.........................        --                   6,018            7,368            4,925
Interest..............................         22,337             25,835           31,573           55,804
Gain on disposal of capital assets....         76,036            198,367          196,659          --
Gain on sale of investments...........        129,000              1,198            1,198          556,241
Exploration expense...................           (726)           (66,259)         (70,524)        (100,000)
                                            ---------         ----------       ----------        ---------
                                              226,647            165,159          166,274          516,970
                                            ---------         ----------       ----------        ---------
INCOME (LOSS) BEFORE INCOME TAXES.....      3,937,364           (189,967)         (63,817)       1,346,255
                                            ---------         ----------       ----------        ---------
INCOME TAXES (RECOVERY)[NOTE 8]
Current...............................      1,900,000            (45,000)          (6,005)         380,702
Deferred..............................       (185,000)          (170,000)        (170,000)         170,000
                                            ---------         ----------       ----------        ---------
                                            1,715,000           (215,000)        (176,005)         550,702
                                            ---------         ----------       ----------        ---------
NET INCOME FOR THE PERIOD.............      2,222,364             25,033          112,188          795,553
Retained earnings, beginning of
  period..............................        137,021          1,244,107        1,244,107          448,554
Dividends.............................        --                (171,310)        (171,310)         --
Premium on redemption of shares [note
  6]..................................        --              (1,047,964)      (1,047,964)         --
                                            ---------         ----------       ----------        ---------
Retained earnings, end of period......      2,359,385             49,866          137,021        1,244,107
                                            =========         ==========       ==========        =========

                             See accompanying notes

                           CONTINENTAL HOLDINGS LTD.

                            STATEMENTS OF CASH FLOWS
                             (in Canadian Dollars)

                                                           NINE MONTHS       YEAR ENDED       YEAR ENDED
                                                              ENDED         DECEMBER 31,     DECEMBER 31,
                                                          SEPTEMBER 30,         1996             1995
                                                              1996               $                $
                                                                $           ------------     ------------
                                         NINE MONTHS      -------------
                                            ENDED
                                        SEPTEMBER 30,     (unaudited)
                                            1997
                                              $
                                        -------------
                                         (unaudited)
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net income for the period...........        2,222,364            25,033          112,188         795,553
Depreciation........................          636,562           366,388          651,025          52,263
Deferred income taxes...............         (185,000)         (170,000)        (170,000)        170,000
Gain on disposal of capital
  assets............................          (76,036)         (198,367)        (196,659)        --
Gain on sale of investments.........         (129,000)           (1,198)          (1,198)       (556,241)
                                          -----------       -----------      -----------       ---------
                                            2,468,890            21,856          395,356         461,575
CHANGES IN WORKING CAPITAL AMOUNTS
Accounts receivable.................           92,260          (412,437)      (1,076,996)       (695,836)
Inventory...........................         (297,010)         (167,681)        (220,434)        --
Prepaid expenses and deposits.......              540           125,606          127,884          35,237
Accounts payable and accrued
  liabilities.......................       (3,539,775)        2,835,984        3,165,437       1,074,235
Income taxes payable................        1,900,000          (426,702)        (400,269)        352,273
                                          -----------       -----------      -----------       ---------
                                              624,905         1,976,626        1,990,978       1,227,484
                                          -----------       -----------      -----------       ---------
FINANCING ACTIVITIES
Repayment of long term debt.........       (1,220,595)         (359,072)        (526,770)       (159,946)
New long term financing.............         --               2,098,884        2,098,884         --
Repayment of shareholders'
  advances..........................          (22,053)         --                --               (7,870)
Advances from shareholders..........         --                 139,959          122,142         --
Advances from (to) related
  company...........................         (367,926)          368,294          367,926         --
Issuance of share capital...........          748,239          --                --              --
Redemption of share capital.........         --                     (36)             (36)        --
Premium on redemption of common
  shares............................         --              (1,047,964)      (1,047,964)        --
                                          -----------       -----------      -----------       ---------
                                             (862,335)        1,200,065        1,014,182        (167,816)
                                          -----------       -----------      -----------       ---------
INVESTING ACTIVITIES
Additions to capital assets.........         (436,126)       (5,042,992)      (5,107,937)       (268,864)
Proceeds on disposal of capital
  assets............................        1,313,956           270,739          370,739         --
Increase in investments.............         --                --                --             (826,839)
Proceeds on disposal of
  investments.......................          129,000           874,823          886,316         890,098
                                          -----------       -----------      -----------       ---------
                                            1,006,830        (3,897,430)      (3,850,882)       (205,605)
                                          -----------       -----------      -----------       ---------
DIVIDENDS...........................         --                (171,310)        (171,310)        --
                                          -----------       -----------      -----------       ---------
INCREASE (DECREASE) IN CASH.........          769,400          (892,049)      (1,017,032)        854,063
Cash, beginning of period...........          314,358         1,331,390        1,331,390         477,327
                                          -----------       -----------      -----------       ---------
CASH, END OF PERIOD.................        1,083,758           439,341          314,358       1,331,390
                                          ===========       ===========      ===========       =========

                             See accompanying notes

                           CONTINENTAL HOLDINGS LTD.

                         NOTES TO FINANCIAL STATEMENTS
  (Information as at and for the periods ended September 30, 1997 and 1996 is unaudited)
                             (in Canadian Dollars)

                               DECEMBER 31, 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

     These financial statements of Continental Holdings Ltd. ("Continental" or the "Company") have been prepared in accordance with accounting principles generally accepted in Canada, consistently applied. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates and approximations which have been made using careful judgment. The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below. All amounts are in Canadian dollars unless otherwise stated.

REVENUE RECOGNITION AND WORK-IN-PROGRESS

     The percentage of completion method is followed to recognize revenue on contracts. Under this method, revenue is recognized over the period of the contract in the proportion that costs incurred to date bear to total estimated costs. When a loss is foreseen on completion of a contract, an allowance for the loss is provided in the accounts. Unbilled work-in-progress on contracts not sufficiently underway to warrant revenue recognition is carried at the lower of cost and net realizable value.

     Due to the nature of the industry, the Company recognizes revenue from the sale of non-exclusive seismic data when management and their agents determine that an accounts receivable exists.

INVENTORY

     Inventory is valued at the lower of cost, determined on a first in, first out basis, and net realizable value.

CAPITAL ASSETS AND DEPRECIATION

     Capital assets are recorded at cost. Depreciation is applied on a declining balance basis at a rate designed to amortize the cost of the assets over their estimated economic useful lives as follows:

          Computer equipment...........................................        30%
          Office equipment.............................................        20%
          Seismic equipment............................................    20%-30%

INCOME TAXES

     The Company follows the deferral method of tax allocation in accounting for income taxes under which the income tax provision is based on the income reported in the accounts. Under this method, provision is made for income taxes deferred principally as a result of accruing lease expenses which are not deductible for income tax purposes until paid, claiming depreciation for tax purposes which differs from that provided in the accounts and the deferral of profits for income tax purposes where a portion of the selling price of property is due after the end of the period.

FOREIGN CURRENCY TRANSLATION

     The Company translates amounts of foreign currency into Canadian dollars using the current rate method where:

     (i) Assets and liabilities are translated at the rate of exchange in effect at the balance sheet date; and

     (ii) Revenue and expense items are translated at the rate of exchange in effect at the time of the transaction.

                           CONTINENTAL HOLDINGS LTD.

  (Information as at and for the periods ended September 30, 1997 and 1996 is unaudited)
                             (in Canadian Dollars)

                               DECEMBER 31, 1996

     (iii) Significant gains or losses are included in a cumulative translation adjustment account as a separate component of shareholders' equity.

FINANCIAL INSTRUMENTS

     The Company has financial instruments consisting of long term debt and due to shareholders. The carrying value of these instruments approximates fair value unless otherwise stated.

INVESTMENTS

     Investments in entities where the Company exerts significant influence are carried on the equity basis of accounting.

     Other investments are carried at the lower of cost and market. Write downs occur where there has been a permanent decline in value.

2.   INVESTMENTS AND ADVANCES

                                                       SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,
                                                           1997              1996             1995
                                                             $                $                $
                                                       -------------     ------------     ------------
                                                        (unaudited)
Datalogger Inc., 200,000 common shares, at cost....       100,000           100,000          100,000
Notes receivable...................................        --                --              642,013
Investment in 366752 Alberta Ltd...................        --                --              149,905
Advances to shareholders...........................        --                --               82,905
                                                          -------           -------          -------
                                                          100,000           100,000          974,823
Less current portion...............................        --                --              311,918
                                                          -------           -------          -------
                                                          100,000           100,000          662,905
                                                          =======           =======          =======

3.   CAPITAL ASSETS

                                                                     SEPTEMBER 30, 1997
                                                           ---------------------------------------
                                                                        ACCUMULATED        NET
                                                             COST       DEPRECIATION    BOOK VALUE
                                                              $              $              $
                                                           --------     -----------     ----------
Computer equipment.....................................      21,963         13,523          8,440
Office equipment.......................................      15,586          9,294          6,292
Seismic equipment......................................    4,396,821     1,165,608      3,231,213
                                                           ---------     ---------      ---------
                                                           4,434,370..   1,188,425      3,245,945
                                                           =========     =========      =========

                           CONTINENTAL HOLDINGS LTD.

  (Information as at and for the periods ended September 30, 1997 and 1996 is unaudited)
                             (in Canadian Dollars)

                               DECEMBER 31, 1996

                                                                      DECEMBER 31, 1996
                                                           ----------------------------------------
                                                                         ACCUMULATED        NET
                                                             COST        DEPRECIATION    BOOK VALUE
                                                               $              $              $
                                                           ---------     -----------     ----------
Computer equipment.....................................       21,367        11,153          10,214
Office equipment.......................................       15,147         8,588           6,559
Seismic equipment......................................    5,350,268       682,740       4,667,528
                                                           ---------       -------       ---------
                                                           5,386,782       702,481       4,684,301
                                                           =========       =======       =========

                                                                      DECEMBER 31, 1995
                                                            --------------------------------------
                                                                        ACCUMULATED        NET
                                                             COST       DEPRECIATION    BOOK VALUE
                                                               $             $              $
                                                            -------     -----------     ----------
Land....................................................     38,700            --          38,700
Buildings...............................................    137,812        20,126         117,686
Computer equipment......................................     23,834        10,889          12,945
Office equipment........................................     21,880        11,312          10,568
Seismic equipment.......................................    246,914        37,148         209,766
Vehicles................................................    12,945..        1,942          11,003
                                                            -------        ------         -------
                                                            482,085        81,417         400,668
                                                            =======        ======         =======

4.   DUE TO RELATED COMPANY

     Amounts due to a related company were non-interest bearing, unsecured and had no specific terms of repayment. The companies are related through common shareholdings. Management had determined that no significant amounts will be paid on these accounts in the coming year and accordingly, the amounts had been classified as a long term liability.

                           CONTINENTAL HOLDINGS LTD.

  (Information as at and for the periods ended September 30, 1997 and 1996 is unaudited)
                             (in Canadian Dollars)

                               DECEMBER 31, 1996

5.   LONG TERM DEBT

                                                       SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,
                                                           1997              1996             1995
                                                             $                $                $
                                                       -------------     ------------     ------------
Mortgage payable...................................        --                --               71,637
Term loan bearing interest at 9%, repayable in
  monthly instalments of $18,829 including
  interest, due April 1998. A general security
  agreement and certain property owned by a related
  company, have been pledged as collateral.........       128,402            280,950          --
Note payable bearing interest at 9%, repayable in
  monthly instalments of $41,753 plus interest, due
  April 1998. Certain seismic equipment has been
  pledged as collateral............................       294,754            668,047          --
Note payable.......................................        --                694,754          --
                                                          -------          ---------         -------
                                                          423,156          1,643,751          71,637
Less current portion...............................       180,420          1,403,000           1,650
                                                          -------          ---------         -------
                                                          242,736            240,751          69,987
                                                          =======          =========         =======
Principal repayments are as follows:
                                                                                                   $
                                                                                             -------
Remainder of fiscal 1997...........................                                          180,420
1998...............................................                                          242,736
                                                                                             -------
                                                                                             423,156
                                                                                             =======

6.   SHARE CAPITAL

                                                       SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,
                                                           1997              1996             1995
                                                             $                $                $
                                                       -------------     ------------     ------------
AUTHORIZED
  Unlimited number of Classes "A" and "B" voting
     common shares and an unlimited number of Class
     "C" and Class "CII"non-voting preferred
     shares. ......................................
ISSUED:
  502 Class "B" common shares (1995 - 538).........           502              502              538
  538 Class "C" preferred shares...................        19,938           19,938           19,938
  748 Class "CII" preferred shares.................       748,239           --               --
                                                          -------           ------           ------
                                                          768,679           20,440           20,476
                                                          =======           ======           ======

     During 1996, 36 Class "B" common shares were transferred to 684733 Alberta Ltd., a related company and redeemed for $1,048,000. This transaction was completed under Section 85(1) of the Canadian Income Tax Act and resulted in a premium paid on the redemption in the amount of $1,047,964.

     In 1997, the Company issued 748 Class "CII" preferred shares for cash consideration of $748,239.

                           CONTINENTAL HOLDINGS LTD.

  (Information as at and for the periods ended September 30, 1997 and 1996 is unaudited)
                             (in Canadian Dollars)

                               DECEMBER 31, 1996

7.   DIRECT EXPENSES

     Included in direct expenses is depreciation expense of $632,948, $361,850, $645,592 and $37,148 for the periods ended September 30, 1997 and 1996 and December 31, 1996 and 1995, respectively.

8.   INCOME TAXES

     Income tax expense varies from the amounts that would be computed by applying the combined Canadian federal and provincial income tax rate for each of the periods due to the following differences:

                                                                              DECEMBER 31,     DECEMBER 31,
                                                                                  1996             1995
                                                                                   $                $
                                          SEPTEMBER 30,     SEPTEMBER 30,     ------------     ------------
                                              1997              1996
                                                $                 $
                                          -------------     -------------
                                           (unaudited)       (unaudited)
Corporate tax rate....................           44.6%             44.6%            44.6%           44.48%
                                            ---------         ---------        ---------        ---------
Provision for (recovery of) income
  taxes at statutory tax rate.........      1,756,064           (84,725)         (28,462)         598,814
Increase (decrease) in income taxes
  due to:
  Small business deduction............        --                --                --              (50,000)
  Non-taxable portion of capital
     gain.............................        (57,000)          (22,000)         (22,000)          --
  Other...............................         15,936          (108,275)        (125,543)           1,888
                                            ---------         ---------        ---------        ---------
                                            1,715,000          (215,000)        (176,005)         550,702
                                            =========         =========        =========        =========

9.   LEASE COMMITMENTS

     The Company has entered into several operating lease agreements for a vessel, seismic equipment and office premises. The annual minimum lease payments are as follows:

                                                                                        $
                                                                                    ---------
Remainder of fiscal 1997........................................................      547,000
1998............................................................................    2,273,000
1999............................................................................    2,390,000
2000............................................................................      806,000
                                                                                    ---------
                                                                                    6,016,000
                                                                                    =========

     As a condition of the vessel lease, the Company is responsible for restoring the vessel to its original condition at the end of the lease. The Company is accruing approximately $23,000 per month based on management's current estimate of the expected restoration costs of 1.0 million USD.

10. DIFFERENCES BETWEEN CANADA AND UNITED STATES ACCOUNTING PRINCIPLES

     There were no significant differences in net income for the nine months ended September 30, 1997 and 1996 and the years ended December 31, 1996 and 1995 and in retained earnings as at September 30, 1997 and 1996 and December 31, 1996 and 1995 under Canada and United States accounting principles.

                           CONTINENTAL HOLDINGS LTD.

  (Information as at and for the periods ended September 30, 1997 and 1996 is unaudited)
                             (in Canadian Dollars)

                               DECEMBER 31, 1996

     The Company paid interest of $66,962, $74,706, $99,059 and $13,049 for the periods ended September 30, 1997 and 1996, and December 31, 1996 and 1995, respectively.

     The Company paid income taxes of $Nil, $375,698, $375,698, and $28,428 for the periods ended September 30, 1997, and 1996, and December 31, 1996 and 1995, respectively.

     Operating lease expenses of $1,596,765, $3,380,063, $4,358,220, and
$1,845,406, were included in income for the periods ended September 30, 1997, and 1996, and December 31, 1996 and 1995, respectively.

     Included in accounts payable and accrued liabilities is accrued liabilities in the amounts of $458,739, $1,928,370 and $300,382 for the periods ended September 30, 1997, and December 31, 1996 and 1995, respectively.

     For the United States basis of accounting the Company has adopted FAS 109 "Accounting for Income Taxes" on a prospective basis, effective September 1, 1993. FAS 109 requires companies to recognize deferred tax assets and liabilities for the expected future tax consequences, based on enacted rates, of existing differences between financial reporting and tax reporting basis of assets and liabilities. These provisions also require the Company to establish a valuation allowance for deferred tax assets where the recovery of these assets are uncertain.

     The deferred tax liabilities (assets) relate to the following:

                                                       SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,
                                                           1997              1996             1995
                                                             $                $                $
                                                       -------------     ------------     ------------
Non-deductible lease expense.......................       (185,000)          --               --
Capital gains reserve..............................        --                --              170,000
                                                          --------          -------          -------
                                                          (185,000)          --              170,000
Valuation allowance................................        --                --               --
                                                          --------          -------          -------
                                                          (185,000)          --              170,000
                                                          ========          =======          =======

11. COMPARATIVE FIGURES

     Certain comparative figures have been reclassified to conform with the current year's presentation.

12. MAJOR CUSTOMER INFORMATION

     The Company operates in only one business segment, marine seismic data acquisition services. Revenue from individual customers representing 10% or more of revenue was:

                           CONTINENTAL HOLDINGS LTD.

  (Information as at and for the periods ended September 30, 1997 and 1996 is unaudited)
                             (in Canadian Dollars)

                               DECEMBER 31, 1996

                                             SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,    DECEMBER 31,
                                                 1997             1996             1996            1995
                                                   %                %               %               %
                                             -------------    -------------    ------------    ------------
Customer A.................................        42               71               60             31
Customer B.................................        30               --               15             --
Customer C.................................        12               29               25             24
Customer D.................................        12               --               --             --
Customer E.................................        --               --               --             30
                                                   96              100              100             85

     The Company's sales are to customers in the oil and gas industry for the acquisition of marine seismic data, which results in a concentration of credit risk. The Company generally extends unsecured credit to these customers and, therefore, the collection of these receivables may be affected by changes in economic or other conditions and may accordingly impact the Company's overall credit risk. Management believes the risk is mitigated by the size, reputation and diversified nature of the companies to which they extend credit.

     Approximately 100%, 99% and 99% of accounts receivable at September 30, 1997 and December 31, 1996 and 1995, respectively, were represented by one customer.

13. SUBSEQUENT EVENTS

A)  VESSEL LEASE

     Subsequent to September 30, 1997, the Company committed to enter into a lease agreement for a vessel for a 5 year term at an annual cost of $2.7 million USD. In addition, the Company will be required to purchase capital assets at an estimated cost of $10 million USD to equip the vessel. If the Company is unable to fulfill its intentions to lease the vessel, it will incur an estimated liability of approximately $1.5 million USD.

B)  SALE OF BUSINESS

     On December 2, 1997, the Company announced it had signed a letter of intent to sell 100% of its outstanding capital stock to Venture Seismic Ltd., a publicly traded contract seismic data acquisition service company, for consideration in cash and shares with an aggregate value of approximately $14,525,000 USD.

                                    EXHIBITS

EXHIBIT NUMBER                                     DESCRIPTION
--------------   -------------------------------------------------------------------------------
       3.1       Articles of Incorporation of the Registrant and Certificates of Amendment
                 thereto(1)
       3.2       By-laws of the Registrant, as amended(4)
       4.1       Revised Form of Warrant Agreement(1)
       4.2       Revised Form of Underwriter's Warrant(1)
      10.3       Priorities Agreement between Province of Alberta Treasury Branches, Roynat
                 Inc., and Registrant, dated July 25, 1995(1)
      10.4       Buy-Back Agreement between Opseis Inc., Roynat Inc. and Registrant, dated July
                 25, 1995(1)
      10.5       Agreement to Assign Life Insurance between Brian Kozun, Registrant and Roynat
                 Inc. dated July 19, 1995(1)
     10.10       1995 Stock Option Plan, as amended(4)
     10.11       Employment Agreement between Registrant and Brian Kozun dated September 14,
                 1995(1)
     10.12       Employment Agreement between Registrant and P. Daniel McArthur dated July 11,
                 1994, Clarification and Amendment Agreement effective as of July 11, 1994,
                 Novation Agreement, dated June 28,1995 and Waiver letter dated September 8,
                 1995(1)
     10.13       Form of Indemnity Agreement(1)
     10.14       Lease between Registrant and BRL Corporation, dated September 2, 1994(1)
     10.16       Representative Agreement between the Registrant and Geotrex, dated July 1,
                 1995(1)
     10.20       Securities Purchase Agreement dated as of May 31, 1996 between Registrant,
                 Boone Geophysical, Inc. and Lynn Boone(2)
     10.22       Debenture issued by the Registrant dated December 6, 1996(3)
     10.24       Addendum No. 1 to Supplemental Agreement No. 3 between Boone Geophysical, Inc.
                 and H.S. Resources, Inc. dated March 20, 1997(4)
     10.25       Debenture issued by the Registrant dated April 29, 1997(4)
     10.26       (Representative Form of one of three agreements) Conditional Sale Agreement
                 Venture Seismic Ltd. and Geo-X Systems Ltd. dated June 19, 1997(5)(6)
     10.27       Offer to Finance between Roynat, Inc. and Venture Seismic Ltd. dated July 16,
                 1997(5)
     10.28       Outline of credit between the Registrant and Alberta Treasury Branches, dated
                 February 12, 1997
     10.29       Lease Amendment Agreement between the Registrant and BRL Corporation dated June
                 3, 1997
     10.30       Waiver letter from Alberta Treasury Branches, dated December 1, 1997
      23.1       Consent of Ernst & Young, Chartered Accountants
      23.2       Consent of Meyers Norris Penny & Co., Chartered Accountants
        27       Financial Data Schedule

---------------

        (1) Incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-97132) declared effective on November 6, 1995

        (2) Incorporated by reference to the Registrant's Form 8-K dated June 12, 1996

        (3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996

        (4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997

        (5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997

        (6) Confidential Treatment requested for a portion of this Exhibit

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 24, 1997
                                          VENTURE SEISMIC LTD.
                                                         /S/  BRIAN KOZUN
                                          By:

                                                   Brian Kozun, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           /s/ BRIAN KOZUN             President, Chief Executive officer,  December 24, 1997
-------------------------------------  Director (Principal Executive
             Brian Kozun               Officer)

           /s/ GREG WIEBE              Vice-President, Finance and          December 24, 1997
-------------------------------------  Chief Financial Officer
             Greg Wiebe                (Principal Financial Officer)

          /s/ DAN MCARTHUR             Chief Operating Officer, Director    December 24, 1997
-------------------------------------
            Dan McArthur

        /s/ MICHAEL BENINGER           Director                             December 24, 1997
-------------------------------------
          Michael Beninger

         /s/ JOSEPH CIAVARRA           Director                             December 24, 1997
-------------------------------------
           Joseph Ciavarra

          /s/ STUART NORMAN            Director                             December 24, 1997
-------------------------------------
            Stuart Norman