Form 10QSB
period 1997-12-31
VENTURE SEISMIC LTD
filed 1998-02-12
CIK 1001244

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
         _____________________________________________________________


                                  (Mark One)
          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1997

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                         Commission file number 0-27070
              ___________________________________________________

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

                                 (403) 777-9070
                          (Issuer's telephone number)
           __________________________________________________________

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No ____

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,634,584 Common Shares, no par value, were outstanding as of February 12, 1997.

Transitional Small Business Disclosure Format (Check one):
Yes ____  No [X]

                              VENTURE SEISMIC LTD.
                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED DECEMBER 31, 1997


PART I.  FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.   Financial Statements

     Consolidated Balance Sheets
          December 31, 1997 and September 30, 1997..........................  3

     Consolidated Statements of Income
          Three months ended December 31, 1997 and 1996.....................  4

     Consolidated Statements of Cash Flows
          Three months ended December 31, 1997 and 1996.....................  5

     Notes to Consolidated Financial Statements.............................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................. 10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................. 14

Item 6.   Exhibits and Reports on Form 8-K.................................. 14

Signatures.................................................................. 17


PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                              VENTURE SEISMIC LTD.
                          CONSOLIDATED BALANCE SHEETS
                               (IN U.S. DOLLARS)


                                        December 31,            September 30,
                                           1997                     1997
                                        ----------               -----------
ASSETS
CURRENT
     Cash                               $ 1,553,319              $    68,066
     Accounts receivable                  5,054,269                2,586,688
     Work-in-progress                     1,545,000                  521,594
     Other receivables                      271,964                  297,707
     Prepaid expenses and deposits          172,750                  204,276
                                        -----------              -----------
                                          8,597,302                3,678,331

CAPITAL ASSETS                           18,155,485               17,383,026
INTANGIBLE ASSETS                         1,509,923                1,554,503
                                        -----------              -----------
                                        $28,262,710              $22,615,860
                                        ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

     Bank indebtedness                  $   452,500              $        --
     Accounts payable and accrued
       liabilities                        4,455,881                1,036,147
     Deferred revenue                       770,000                  800,000
     Income taxes payable                   102,360                  118,708
Current portion of long term debt
  (note 4)                                2,110,012                6,580,703
                                        -----------              -----------
                                          7,890,753                8,535,558
                                        -----------              -----------
LONG TERM DEBT (NOTE 4)                   4,822,134                3,746,490
                                        -----------              -----------
DEFERRED INCOME TAXES                       882,990                  674,076
                                        -----------              -----------
SHAREHOLDERS' EQUITY
     Share capital (note 5)              12,339,329                7,671,366
     Retained earnings                    2,340,252                1,949,549
     Cumulative translation
       adjustment                           (12,748)                  38,821
                                        -----------              -----------
                                         14,666,833                9,659,736
                                        -----------              -----------
                                        $28,262,710              $22,615,860
                                        ===========              ===========

                              VENTURE SEISMIC LTD.
                       CONSOLIDATED STATEMENTS OF INCOME
                               (IN U.S. DOLLARS)

                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                        --------------------------
                                                           1997            1996
                                                        --------------------------
REVENUE                                                 $8,627,748      $5,584,771
DIRECT EXPENSES                                          6,388,399       4,246,748
                                                        ----------      ----------
GROSS MARGIN                                             2,239,349       1,338,023
                                                        ----------      ----------
EXPENSES
     General and administrative                            501,444         397,954
     Depreciation                                          702,846         498,604
     Amortization                                           44,580          38,580
                                                        ----------      ----------
                                                         1,248,870         935,138
                                                        ----------      ----------
INCOME FROM OPERATIONS                                     990,479         402,885

OTHER INCOME (EXPENSE)
     Interest and other income                              20,271           5,707
     Gain on sale of capital assets                         32,870              --
     Interest expense                                     (354,417)       (138,570)
                                                          --------      ----------
                                                          (301,276)       (132,863)
                                                          --------      ----------

INCOME BEFORE INCOME TAXES                                 689,203         270,022
INCOME TAXES
     Current                                                    --              --
     Deferred                                              298,500         120,000
                                                        ----------      ----------
                                                           298,500         120,000
                                                        ----------      ----------
NET INCOME FOR THE PERIOD                               $  390,703      $  150,022
                                                        ==========      ==========

EARNINGS PER COMMON SHARE (NOTE 3)
     Basic                                                   $0.12           $0.05
     Fully diluted                                           $0.09           $0.05


                            VENTURE SEISMIC LTD.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (IN U.S. DOLLARS)

                                                     THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                  -------------------------
                                                     1997           1996
                                                  -------------------------
OPERATING ACTIVITIES:
     Net income for the period                    $   390,703   $   150,022
     Items not involving cash:
       Depreciation and amortization                  747,426       537,184
       Deferred income taxes                          298,500       120,000
       Gain on sale of capital assets                 (32,870)           --
     Cumulative translation adjustment               (107,760)      (49,697)
     Net change in non-cash working capital             9,668      (222,660)
                                                  -----------   -----------
                                                    1,305,667       534,849
                                                  -----------   -----------

FINANCING ACTIVITIES:
     Proceeds on issuance of shares                 4,667,963        50,000
     Increase (decrease) in bank indebtedness         452,500       (73,328)
     Proceeds from long term debt                     980,000     5,946,157
     Principal payments on long term debt          (4,375,047)   (3,875,960)
     Net change in non-cash working capital           (70,000)      (50,000)
                                                  -----------   -----------
                                                    1,655,416     1,996,869
                                                  -----------   -----------

INVESTMENT ACTIVITIES:
     Purchase of capital assets                    (1,531,822)   (2,502,916)
     Proceeds on sale of capital assets                55,992            --
                                                  -----------   -----------
                                                   (1,475,830)   (2,502,916)
                                                  -----------   -----------
INCREASE IN CASH FOR THE PERIOD                     1,485,253        28,802
CASH, BEGINNING OF PERIOD                              68,066            --
                                                  -----------   -----------
CASH, END OF PERIOD                               $ 1,553,319   $    28,802
                                                  ===========   ===========

                              VENTURE SEISMIC LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1.  Basis of Financial Statement Presentation

The consolidated financial statements of Venture Seismic Ltd. (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of December 31, 1997, operating results for the three months ended December 31, 1997 and 1996 and statements of cash flows for the three months ended December 31, 1997 and 1996. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained herein and in the Company's Annual Report on Form 10-KSB for its fiscal year ended September 30, 1997. The foregoing interim results for the three months ended December 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1998.

The consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles ("Cdn GAAP"). Certain of these principles differ from those applicable in the United States ("U.S. GAAP"). Differences, if material, are disclosed in note 3 -- United States Accounting Principles and Earnings per Share.

2.  Currency Presentation and Exchange Rates

All dollar amounts, unless otherwise stated, are expressed in U.S. dollars. Since the completion of its initial public offering in November 1995, the Company has selected U.S. dollars as its currency for financial reporting and display purposes on the basis that the securities of the Company are listed for trading on the Nasdaq National Market ("Nasdaq") and the primary users of the financial statements of the Company are U.S. residents. Accordingly, the Company applies the "current rate" method to translate to U.S. dollars those of its accounts which are measured in Canadian dollars. Under this method, average exchange rates are used for items included in the consolidated income statement and period end exchange rates are used for items included in the consolidated balance sheet. Any significant gains or losses are included as a separate component of shareholders' equity.

For translation purposes, the exchange rate of Canadian dollars to U.S. dollars, are calculated using the exchange rates reported by the Federal Reserve Bank of New York, as the noon buying rate in New York for cable transfers in Canadian dollars, as certified for custom purposes, on the applicable dates. The average exchange rates for the three months ended December 31, 1997 and December
31, 1996 are US $0.7098 = $1.00 Cdn and US $0.7405 = $1.00 Cdn, respectively.
The period end exchange rates at December 31, 1997 and September 30, 1997 are US $0.6999 = $1.00 Cdn and US $0.7234 = $1.00 Cdn, respectively.

3.  United States Accounting Principles and Earnings per Share

For the periods ended December 31, 1997 and 1996 there were no material differences in net income between Cdn GAAP and U.S. GAAP.

For purposes of U.S. GAAP, basic earnings per share ("EPS") is based on the weighted average number of common shares (the "Shares") outstanding during the period. Under U.S. GAAP fully-diluted EPS gives effect to all dilutive potential Shares of the Company that were outstanding at the end of the period. The dilutive effect of outstanding options and warrants is determined by the application of the treasury stock method.

                                      Three months ended December 31, 1997
                                 ----------------------------------------------
                                   Income             Shares          Per Share
                                 (Numerator)       (Denominator)        Amount
                                 -----------       -------------      ---------
Basic EPS:
  Net income for the period         $390,703           3,253,000         $0.12
Effect of dilutive securities:
  Redeemable warrants                                    334,842
  Underwriter warrants                                    19,310
  Employee stock options                                 101,631
  Investor relation options                               35,345
                                    --------           ---------         -----
Diluted EPS                         $390,703           3,843,203         $0.10
                                    ========           =========         =====

During the period ended December 31, 1997 the average closing price of the Shares, as reported by Nasdaq was $8.12. At December 31, 1997 there were an aggregate of 1,840,000 potential dilutive Shares outstanding at exercise prices ranging from $3.38 to $7.00. Underwriter's Options to purchase 140,000 Shares at an exercise price of $8.25 were not included in the calculation of fully diluted EPS (U.S. GAAP) for the period ended December 31, 1997 since the exercise price was greater than $8.12. The options, which expire in November, 2000, were still outstanding at December 31, 1997.

4.  Long term debt

                                                                 December 31,    September 30,
                                                                     1997             1997
                                                                 ------------    -------------
Capital loans, bearing interest at the lender's cost
  of funds plus 2.75% and repayable in monthly
  installments of $141,205 ($201,750 Cdn),
  plus interest, due in installments through
  September 15, 2001                                            $ 5,685,485        $ 5,244,650

Equipment lease purchase contract, bearing interest
  at 20%, repayable in monthly installments of $135,000
  comprised of principal and interest, due February
  1998 (see note 6)                                             $ 1,246,661                 --

Equipment lease purchase contracts (see note 6)                          --          5,082,543
                                                                -----------        -----------
                                                                  6,932,146         10,327,193
Less current portion                                             (2,110,012)        (6,580,703)
                                                                -----------        -----------
                                                                $ 4,822,134        $ 3,746,490
                                                                ===========        ===========

A general security agreement on all equipment and a fixed charge on certain equipment have been pledged as collateral for the capital loans. Aggregate principal repayments for long term debt are as follows:

          1998, remainder of fiscal year             $1,582,500
          1999                                        2,110,000
          2000                                        2,110,000
          2001                                        1,129,646
                                                     ----------
                                                     $6,932,146
                                                     ==========

5.  Share capital

On November 10, 1997, the Company called for redemption, at a redemption price of $0.10 per Warrant, all of the Company's 1,610,000 outstanding redeemable Warrants ("Warrants") which were not exercised prior to 5:00 p.m. on January 5, 1998 (the "Redemption Date"). During the period ended December 31, 1997, 811,162 Warrants were exercised, at an exercise price of $6.00 per Warrant to purchase one Share of the Company, resulting in the issuance of 811,162 Shares and proceeds of $4,866,972.

During the three months ended December 31, 1997 the Company recorded in the share capital account an income tax benefit of $89,312 associated with expenses related to the issuance of Shares in the fiscal year ended September 30, 1996.

6.  Subsequent events

Subsequent to December 31, 1997:

i) 702,528 of the Company's Warrants were exercised resulting in the issuance of 702,528 Shares and proceeds of $4,215,168 to the Company and on January 6, 1998 the Company redeemed the remaining 96,310 Warrants outstanding at a price of $.10 per Warrant for an aggregate of $9,631.

ii) the Company entered into an equipment lease agreement whereby the lender agreed to provide approximately $2,000,000 to refinance an existing lease purchase contract and provide additional funds for the purchase of seismic equipment. This lease will bear interest at approximately 10.00%, is repayable in monthly installments of approximately $63,500, including principal and interest, and matures in January 2001. A fixed charge on the leased equipment has been pledged as collateral for the financing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Except for the description of historical facts contained herein, this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties. Actual results could differ from those anticipated due to a number of factors including the capital intensive nature of the Company's business and its need for additional funds for operations and debt service requirements, fluctuations in operating results, dependence upon principal customers and on the activity of the oil and gas industry, risks associated with international operations and regulatory, competitive and contractual risks. Factors which could cause such results to differ materially from those described in the forward looking statements include those set forth in the Company's Annual Report on Form 10-KSB for its fiscal year ended September 30, 1997 as filed with the Securities and Exchange Commission on December 24, 1997.

RESULTS OF OPERATIONS

Revenue for the three months ended December 31, 1997 ("1997 three months") increased by approximately 54% to $8,627,748 as compared to $5,584,771 for the three months ended December 31, 1996 ("1996 three months"). This increase was primarily attributable to additional revenue generated from increased operations in the United States by the Company's wholly owned subsidiary, Boone Geophysical, Inc. ("Boone"). Boone contributed revenue of $4,675,923 for the 1997 three months as compared to $1,765,206 for the 1996 three months. As a percentage of revenue, Boone contributed approximately 54% of the Company's revenue for the 1997 three months as compared to approximately 44% for the 1996 three months. Revenue for the 1997 three months from the Canadian market increased by approximately 3% to $3,951,825 as compared to $3,819,565 for the 1996 three months.

During the 1997 three months four customers accounted for 57% of the Company's revenue and during the 1996 three months three customers accounted for 63% of the Company's revenue and the same customer accounted for 7% for the 1997 three months and 38% for the 1996 three months. Although the projects performed by the Company were generally short term, the inability to replace significant customers would cause the Company's revenue and operating results to fluctuate significantly from period to period, and the loss of certain customers would have a material adverse impact on the business. Because of the limited number of data acquisition crews owned by the Company, and thus the limited number of crews the Company is able to deploy at any given time, the Company anticipates that a substantial portion of future revenues will continue to be attributable to a few customers, who may change from time to time.

Direct expenses for the 1997 three months increased by 49% to $6,338,399 as compared to $4,246,748 for the 1996 three months. Direct expenses as a percentage of revenue decreased to approximately 74% for the 1997 three months as compared to approximately 76% for the 1996 three months. The decrease in direct costs as a percentage of revenue in the 1997 three months was due to increased activity, which decreased the effect of fixed direct costs, and the completion of a greater number of 3D projects, which typically generate higher margins than 2D projects, during the period.

General and administrative expenses for the 1997 three months increased by approximately 26% to $501,444 as compared to $397,954 for the 1996 three months. This increase was primarily attributable to increased activity levels in the United States market.

Depreciation expense for the 1997 three months increased by 41% to $702,846 as compared to $498,604 for the 1996 three months. The increase in depreciation is primarily attributable to acquisition of equipment related to the expansion of Boone's operations, but also includes the acquisition of three 2D systems used in operations in Canada.

Amortization expense for the 1997 three months of $44,580 is related to the amortization of goodwill recognized on the acquisition of Boone, which the Company acquired in June 1996, and the acquisition of Hydrokinetic Surveys of Canada Ltd. ("Hydrokinetic"). The comparable charge for the 1996 three months of $38,580 did not include a charge for the amortization of Hydrokinetic goodwill since this acquisition occurred in April 1997.

Other income for the 1997 three months increased to $53,141 as compared to $5,707 for the 1996 three months. The 1997 three month period includes a gain on the sale of capital assets of $32,870.

Interest expense for the 1997 three months increased by approximately 156% to $354,417 as compared to $138,570 for the 1996 three months. This increase primarily resulted from financing costs related to short term lease purchase commitments entered into for the lease of seismic equipment for the Company's United States operations. The purchase options on these lease contracts were exercised in December, 1997 and January, 1998 for an aggregate purchase price of approximately $3.2 million.

The Company's effective income tax rate was approximately 44% for all reported periods. Variances from this rate are primarily due to certain non-deductible expenses.

QUARTERLY FLUCTUATIONS

The Company's business is subject to substantial quarterly variations as a result of activity variations in the Canadian seismic industry. Generally, increased activity occurs in the Canadian seismic industry during the Canadian winter season, from November to March. During this period the colder weather freezes the ground and permits easier access to marshy terrain in the northern areas of Western Canada and agricultural areas. During the spring, bans are placed on road use, which temporarily limits access to many areas where the Company conducts its operations. Further, due to the soft wet ground conditions and marshy terrain in the northern areas of Western Canada, both of which are extremely sensitive to traffic and heavy equipment, the extent to which the Company can conduct its operations during the spring and summer is significantly reduced. As a result the Company has historically experienced a fluctuation in quarterly results with generally increased activity in the Company's first and second fiscal quarters and a significant decrease in revenues and net income during its third and fourth fiscal quarters. With the acquisition of Boone in June 1996 the Company has diversified its operations by expanding into the United States, which has somewhat reduced the seasonality traditionally associated with the Company's Canadian operations. Due to the factors noted above, the Company's results of operations may be subject to fluctuations, particularly on a quarterly basis and the Company's stock price may be affected by such results.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997 the Company had cash of $1,553,319 and working capital of $706,549, which includes the current portion of long term debt in the amount of $2,110,012.

The Company maintains operating lines of credit in Canada and the United States. The Canadian line of credit provides for an aggregate of up to $1,200,000 in advances available to the Company subject to a limit of: i) the excess in value of current assets over current liabilities (excluding the current portion of long-term debt) and ii) 70% of the value of the accounts receivable of the Company which are less than ninety days old. Borrowings under the Canadian operating line are payable on demand and bear interest at the bank's prime rate plus .75%. The Company's Canadian trade receivables have been pledged as collateral for borrowings under the Canadian operating line. The United States line of credit provides for an aggregate of up to $250,000 in advances available to the Company. Borrowings under the United States operating line are payable on demand and bear interest at prime plus 1.00%. The Company's United States trade receivables have been pledged as collateral for borrowings under the United States operating line. Advances under the Company's operating lines of credit were $452,500 and approximately $750,000 was available for advances to the Company at December 31, 1997.

In addition to operating lines of credit at December 31, 1997 the Company had long term debt consisting of capital loans of $5,685,485 and an equipment financing of $1,246,661. The capital loans bear interest at the lender's cost of funds plus 2.75% and are repayable in monthly installments of approximately $141,200 plus interest and mature in February and September 2001. All of the Company's equipment is pledged as collateral for the capital loans. Debt service requirements relating to the capital loans, based on the lender's interest rate of 7.9% at January 15, 1998 are estimated to aggregate approximately $2,085,000 (including principal and interest payments) during the twelve month period ending December 31, 1998. In February 1998 the Company refinanced its one remaining lease purchase contract, for 1,200 channels of seismic data acquisition equipment, with a three year capital lease (the "capital lease") with an aggregate obligation of approximately $2 million, as well as a purchase option. The capital lease, which also provides additional funds for the purchase of 300 channels of seismic data acquisition equipment, bears interest at 10.0% and is repayable in monthly installments of $63,500 including principal and interest.

Net operating cash flows provided by operating activities for the 1997 three months amounted to $1,574,326 as compared to $534,849 for the 1996 three months. The increase in operating cash flow for the 1997 three months as compared to the 1996 three months is attributable to (i) increased operating activity in the United States and increased profitability from higher margin projects, both of which resulted in increased cash generated from operations, (ii) a greater impact of non-cash items such as depreciation and deferred income taxes and
(iii) a positive change in non-cash working capital amounts.

Net cash provided by financing activities for the 1997 three months of $1,655,416 is attributable to proceeds to the Company on the exercise of 811,162 of the Company's Warrants during the period combined with increases in the Company long term debt and bank indebtedness. This increase in cash was reduced by the repayment of approximately $4.4 million of long term debt during the 1997 three months, including approximately $3 million used to exercise equipment lease contract purchase options. The increase in net cash provided by financing activities for the 1996 three months primarily reflects an increase in the Company's term debt position.

Cash used in investing activities of $1,475,830 for the 1997 three months and $2,502,916 for the 1996 three months resulting from the purchase of additional seismic data acquisition equipment during the respective periods.

The Company will require satisfactory operating cash flows to continue operations, complete capital expenditures and meet its principal and interest obligations with respect to the Company's long term debt. The Company anticipates, based on its current plans and assumptions, funds expected to be generated from operations will be sufficient to satisfy the Company's existing cash requirements over the next twelve month period.

On December 2, 1997 the Company announced it had entered into a letter of intent to acquire 100% of the outstanding capital stock of Continental Holdings Ltd. ("Continental") for consideration in cash and stock of the Company, with a value in the aggregate of approximately $14,525,000 (the "Potential Acquisition"). In December 1997 Continental entered into a preliminary agreement to lease a second marine vessel, for a five year period commencing in March 1998, at an annual cost of approximately $2.7 million. In addition Continental will be required to purchase capital assets, at an estimated cost of $10 million to the equip the vessel. If Continental, or in the event the Potential Acquisition is consummated, the Company, is unable to fulfill the lease commitment, the vessel will be returned to the leaseholder and an estimated liability of $1.5 million will be incurred. In connection with the Potential Acquisition the Company anticipates entering into a definitive purchase and sale agreement in February 1998. The consummation of the Potential Acquisition is subject to number of conditions any of which may not occur, including execution of a definitive purchase and sale agreement, receipt of requisite shareholder, regulatory and/or third party approvals and completion of due diligence. For a discussion of these conditions, and potential risks associated with the Potential Acquisition, reference is made to the Company's Annual Report on Form 10-KSB for its fiscal year ended September 30, 1997 as filed with the Securities and Exchange Commission on December 24, 1997. Upon closing of the Potential

Acquisition, the Company may be required to assist in the financing of obligations incurred by Continental to lease and equip a second marine seismic vessel. This may require the Company to obtain, or to guarantee, additional financing, although there can be no assurance that the Company will be able to do so.

The Company's ability to meet its debt service and other obligations depends on its future performance which is subject to general economic conditions, oil and gas commodity prices and other business factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations or to comply with the terms of its long term debt it may be required to refinance all or a portion of its existing debt or to obtain additional financing, although there can be no assurance that the Company will be able to obtain such refinancing or additional financing.

Included in the December 31, 1997 accounts receivable balance of $5,054,269 and the accounts payable and accrued liabilities balance of $4,455,881 were certain reimbursable amounts which are not included in the Company's revenue or direct costs. In accordance with the terms of various project agreements, certain costs are paid by the Company and passed on or flowed through to the customer at cost. As a result these reimbursable costs are included in accounts receivable and accounts payable even though they do not impact revenue or direct expenses. The collection of accounts receivable and the payment of accounts payable are expected to continue to occur in the normal 30 to 60 day time period following billing.

Work-in-progress at December 31, 1997 was $1,545,000 as compared to $521,594 as at September 30, 1997. The increased value of work-in-progress primarily reflects a larger component of project work which was still in progress at December 31, 1997 and, in accordance with the project terms, will be billed and recognized in accounts receivable upon completion of the project.

The Company had deferred revenue at December 31, 1997 of $770,000 as compared to $800,000 at September 30, 1997. Deferred revenue represents billings in excess of revenue amounts earned on projects, and varies depending upon the completion status of projects.

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings

Reference is made to the Registrant's Annual Report on Form 10-KSB for its fiscal year ended September 30, 1997 for a description of certain legal proceedings involving the Registrant.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

     3.1 Articles of Incorporation of the Registrant and Certificates of Amendment thereto (1)

     3.2   By-laws of the Registrant, as amended (6)

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

     10.10 1995 Stock Option Plan, as amended (6)

     10.11 Employment Agreement between Registrant and Brian Kozun dated September 14, 1995 (1)

     10.12 Employment Agreement between Registrant and P. Daniel McArthur dated July 11, 1994, Clarification and Amendment Agreement effective as of July 11, 1994, Novation Agreement, dated June 28, 1995 and Waiver letter dated September 8, 1995 (1)

     10.13 Form of Indemnity Agreement (1)

     10.14 Lease between Registrant and BRL Corporation, dated September 2, 1994
           (1)

     10.16 Representative Agreement between the Registrant and Geotrex, dated July 1, 1995 (1)

     10.20 Securities Purchase Agreement dated as of May 31, 1996 between Registrant, Boone Geophysical, Inc. and Lynn Boone (2)

     10.22 Debenture issued by the Registrant dated December 6, 1996 (4)

     10.24 Addendum No. 1 to Supplemental Agreement No. 3 between Boone Geophysical, Inc. and H.S. Resources, Inc. dated March 20, 1997 (6)

     10.25 Debenture issued by the Registrant dated April 29, 1997 (6)

     10.26 (Representative Form of one of three agreements) Conditional Sale Agreement Venture Seismic Ltd. and Geo-X Systems Ltd. dated June 19, 1997 (7)(9)

     10.27 Offer to Finance between Roynat, Inc. and Venture Seismic Ltd. dated July 16, 1997 (7)

     10.28 Outline of credit between the Registrant and Alberta Treasury (8)

     10.29 Lease Amendment Agreement between the Registrant and BRL Corporation dated June 3, 1997 (8)

     10.30 Waiver letter from Alberta Treasury Branches, dated December 1, 1997
           (8)

     27    Financial Data Schedule

           (1) Incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-97132) declared effective on November 6, 1995

           (2) Incorporated by reference to the Registrant's Form 8-K dated June 12, 1996

           (4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended September 30, 1996.

           (5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996

           (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997

           (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997

           (8) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1997

           (9)  Confidential Treatment requested for a portion of this Exhibit


     (b)   Reports on Form 8-K

           The Registrant filed the following reports on Form 8-K:

           1. November 10, 1997, reporting information under Item 5 relating to the call for redemption of all of the Registrant's outstanding Redeemable Warrants; and

           2. December 3, 1997, reporting information under Item 2 and Item 5 relating to a potential acquisition of Continental.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Venture Seismic Ltd.


                              /s/ Greg Wiebe
                              --------------------------
                              By: Gregory B. Wiebe
                              Vice President Finance and
                              Chief Financial Officer

Dated:  February 12, 1998

                                    EXHIBITS

3.1 Articles of Incorporation of the Registrant and Certificates of Amendment thereto (1)

3.2   By-laws of the Registrant, as amended (6)

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

10.10 1995 Stock Option Plan, as amended (6)

10.11 Employment Agreement between Registrant and Brian Kozun dated September 14, 1995 (1)

10.12 Employment Agreement between Registrant and P. Daniel McArthur dated July 11, 1994, Clarification and Amendment Agreement effective as of July 11, 1994, Novation Agreement, dated June 28, 1995 and Waiver letter dated September 8, 1995 (1)

10.13 Form of Indemnity Agreement (1)

10.14 Lease between Registrant and BRL Corporation, dated September 2, 1994 (1)

10.16 Representative Agreement between the Registrant and Geotrex, dated July 1, 1995 (1)

10.20 Securities Purchase Agreement dated as of May 31, 1996 between Registrant, Boone Geophysical, Inc. and Lynn Boone (2)

10.22 Debenture issued by the Registrant dated December 6, 1996 (4)

10.24 Addendum No. 1 to Supplemental Agreement No. 3 between Boone Geophysical, Inc. and H.S. Resources, Inc. dated March 20, 1997 (6)

     10.25 Debenture issued by the Registrant dated April 29, 1997 (6)

     10.26 (Representative Form of one of three agreements) Conditional Sale Agreement Venture Seismic Ltd. and Geo-X Systems Ltd. dated June 19, 1997 (7)(9)

     10.27 Offer to Finance between Roynat, Inc. and Venture Seismic Ltd. dated July 16, 1997 (7)

     10.28 Outline of credit between the Registrant and Alberta Treasury (8)

     10.29 Lease Amendment Agreement between the Registrant and BRL Corporation dated June 3, 1997 (8)

     10.30 Waiver letter from Alberta Treasury Branches, dated December 1, 1997
           (8)

     27     Financial Data Schedule

           (1) Incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-97132) declared effective on November 6, 1995

           (2) Incorporated by reference to the Registrant's Form 8-K dated June 12, 1996

           (4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for year ended September 30, 1996.

           (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996

           (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997

           (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997

           (8) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1997

           (9) Confidential Treatment requested for a portion of this Exhibit