Form 10-Q
period 1998-03-31
VENTURE SEISMIC LTD
filed 1998-05-15
CIK 1001244

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
     ______________________________________________________________________

          (Mark One)
  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                                 (403) 777-9070
                          (Issuer's telephone number)
              ____________________________________________________

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes X
No___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,634,584 Common Shares, no par value, were outstanding as of May 14, 1998.

Transitional Small Business Disclosure Format (Check one):
Yes ____  No  X

                              VENTURE SEISMIC LTD.
                              INDEX TO FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                             Page
     Consolidated Balance Sheets
     March 31, 1998 and September 30, 1997.............................     3

     Consolidated Statements of Income
     Three and six months ended March 31, 1998 and 1997................     4

     Consolidated Statements of Cash Flows
     Six months ended March 31, 1998 and 1997..........................     5

     Notes to Consolidated Financial Statements........................     6


Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations..........................................   10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................  15

Item 4.  Submission of Matters to a Vote of Security Holders.............  15

Item 6.  Exhibits and Reports on Form 8-K...............................   16

Signatures..............................................................   19

PART 1.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              VENTURE SEISMIC LTD.
                          CONSOLIDATED BALANCE SHEETS
                               (IN U.S. DOLLARS)

                                           March 31, 1998   September 30, 1997
ASSETS
CURRENT
 Cash                                         $ 5,229,339      $    68,066
 Accounts receivable                           10,624,200        2,586,688
 Work-in-progress                                 290,000          521,594
 Other receivables                                223,809          297,707
 Prepaid expenses and deposits                    367,829          204,276
                                              -----------      -----------
                                               16,735,177        3,678,331

 CAPITAL ASSETS                                20,140,126       17,383,026
 INTANGIBLE ASSETS                              1,465,343        1,554,503
                                              -----------      -----------
                                              $38,340,646      $22,615,860
                                              ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Bank indebtedness                           $    350,000      $     --
 Accounts payable and accrued liabilities       6,976,242        1,036,147
 Deferred revenue                                 560,000          800,000
 Income taxes payable                             611,610          118,708
 Current portion of long term debt (note 4)     2,693,300        6,580,703
                                              -----------      -----------
                                               11,191,152        8,535,558
                                              -----------      -----------
LONG TERM DEBT (NOTE 4)                         5,891,548        3,746,490
                                              -----------      -----------
DEFERRED INCOME TAXES                             969,171          674,076
                                              -----------      -----------
SHAREHOLDERS' EQUITY
Share capital (note 5)                         16,807,290        7,671,366
Retained earnings                               3,499,129        1,949,549
Foreign currency translation                      (17,644)          38,821
                                              -----------      -----------
                                               20,288,775        9,659,736
                                              -----------      -----------
                                              $38,340,646      $22,615,860
                                              ===========      ===========

                              VENTURE SEISMIC LTD.
                       CONSOLIDATED STATEMENTS OF INCOME
                               (IN U.S. DOLLARS)

                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                               MARCH 31,                            MARCH 31,
                                   ----------------------------          ---------------------------
                                       1998             1997                 1998            1997
                                   -----------      -----------          -----------     -----------
REVENUE                            $13,078,677      $10,098,230          $21,706,425     $15,683,001
DIRECT EXPENSES                      9,518,370        6,903,473           15,906,769      11,150,221
                                   -----------      -----------          -----------     -----------
GROSS MARGIN                         3,560,307        3,194,757            5,799,656       4,532,780
                                   -----------      -----------          -----------     -----------
EXPENSES
 General and administrative           599,177           488,336            1,100,621         886,290
 Depreciation                         838,082           587,346            1,540,928       1,085,949
 Amortization                          44,580            38,580               89,160          77,160
                                   ----------        ----------           ----------      ----------
                                    1,481,839         1,114,262            2,730,709       2,049,399
                                   ----------        ----------           ----------      ----------
INCOME FROM OPERATIONS              2,078,468         2,080,495            3,068,947       2,483,381

OTHER INCOME (EXPENSE)
 Interest and other income             68,329               843              121,470           6,550
 Interest expense                    (234,905)         (134,767)            (589,322)       (273,338)
                                  -----------       -----------          -----------     -----------
                                     (166,576)         (133,924)            (467,852)       (266,788)
                                  -----------       -----------          -----------     -----------
INCOME BEFORE INCOME TAXES          1,911,892         1,946,571            2,601,095       2,216,593
                                  -----------       -----------          -----------     -----------
INCOME TAXES
 Current                              616,834           703,616              616,834         703,616
 Deferred                             136,181           147,162              434,681         267,162
                                  -----------       -----------          -----------     -----------
                                      753,015           850,778            1,051,515         970,778
                                  -----------       -----------          -----------     -----------
NET INCOME                        $ 1,158,877       $ 1,095,793          $ 1,549,580     $ 1,245,815
                                  ===========       ===========          ===========     ===========
EARNINGS PER COMMON SHARE
 (NOTE 3)
 Basic                                  $0.25             $0.35                $0.36           $0.40
 Diluted (U.S. GAAP)                    $0.25             $0.35                $0.35           $0.40
 Fully diluted (CDN GAAP)               $0.22             $0.22                $0.25           $0.25
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING
 Basic                              4,591,000         3,109,000            4,312,000       3,105,000
 Diluted (U.S. GAAP)                4,640,000         3,109,000            4,456,000       3,105,000
 Fully diluted (CDN GAAP)           5,209,000         5,350,000            6,190,000       5,346,000

                              VENTURE SEISMIC LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN U.S. DOLLARS)

                                               SIX MONTHS ENDED
                                                  MARCH 31,
                                        -------------------------------
                                            1998                1997
                                        -----------         -----------
OPERATING ACTIVITIES:
 Net income                             $ 1,549,580         $ 1,245,815
 Items not involving cash:
   Depreciation and amortization          1,630,088           1,163,109
   Deferred income taxes                    434,681             267,162
   Gain on sale of capital assets           (32,870)               --
Cumulative translation adjustment          (196,051)            (54,151)
Net change in non-cash working capital   (1,702,576)         (1,913,446)
                                        -----------         -----------
                                          1,682,852             708,489
                                        -----------         -----------
FINANCING ACTIVITIES:
 Proceeds on issuance of common shares    9,135,924              50,000
 Increase in bank indebtedness              350,000             675,856
 Proceeds from long term debt             4,915,580           3,820,411
 Principal payments on long term debt    (6,657,925)         (2,277,274)
 Net change in non-cash working capital        --              (100,000)
                                        -----------         -----------
                                          7,743,579           2,168,993
                                        -----------         -----------
INVESTING ACTIVITIES:
 Purchase of capital assets              (4,321,150)         (2,614,994)
  Proceeds on sale of capital assets         55,992                --
                                        -----------         -----------
                                         (4,265,158)         (2,614,994)
                                        -----------         -----------
INCREASE IN CASH FOR THE PERIOD           5,161,273             262,488
CASH, BEGINNING OF PERIOD                    68,066                --
                                        -----------         -----------
CASH, END OF PERIOD                     $ 5,229,339         $   262,488
                                        ===========         ===========

                              VENTURE SEISMIC LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1.  Basis of Financial Statement Presentation

The consolidated financial statements of Venture Seismic Ltd. (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as at March 31, 1998, operating results for the three and six month periods ended March 31, 1998 and 1997 and statements of cash flows for the six months ended March 31, 1998 and 1997. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for its fiscal year ended September 30, 1997. The foregoing interim results for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results for the fiscal year ending September 30, 1998 or any other period.

The consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles ("Cdn GAAP"). Certain of these principles differ from those applicable in the United States ("U.S. GAAP"). Differences, if material, are disclosed in note 3 - Reconciliation to United States Accounting Principles.

2.  Currency Presentation and Exchange Rates

All dollar amounts, unless otherwise stated, are expressed in U.S. dollars. Since the completion of its initial public offering in November 1995, the Company has selected U.S. dollars as its currency for financial reporting and display purposes on the basis that the securities of the Company are listed for trading on the Nasdaq National Market ("Nasdaq") and the primary users of the financial statements of the Company are U.S. residents. Accordingly, the Company applies the "current rate" method to translate its accounts measured in Canadian ("Cdn") dollars to U.S. dollars. Under this method, average exchange rates are used for items included in the consolidated income statement and period end exchange rates are used for the assets and liabilities. Any significant gains or losses are included as a separate component of shareholders' equity.

For translation purposes, the exchange rates of Cdn dollars to U.S. dollars, is calculated using the exchange rates reported by the Federal Reserve Bank of New York, as the noon buying rate in New York for cable transfers in Cdn dollars, as certified for custom purposes. The average exchange rates for the three months ended March 31, 1998 and 1997 are US $0.6991 = $1.00 Cdn and US $0.7358 = $1.00
Cdn, respectively. The average exchange rates for the six months ended March 31, 1998 and 1997 are US $0.7044 = $1.00 Cdn and US $0.7382 = $1.00 Cdn,
respectively. The period end exchange rates at March 31, 1998 and September 30, 1997 are US $0.7033 = $1.00 Cdn and US $0.7234 = $1.00 Cdn, respectively.

3.  Reconciliation to United States Accounting Principles

For the periods ended March 31, 1998 and 1997 there were no material differences in net income as calculated in accordance with Cdn GAAP and U.S. GAAP.

The Company adopted the Financial Accounting Statements Board Statement of Financial Accounting Standards No. 128 "Earnings per Share" in the first quarter of fiscal 1998. In accordance with this pronouncement, for purposes of U.S. GAAP, basic earnings per share ("EPS") is computed by dividing net earnings by the weighted average number of common shares of the Company ("Shares") outstanding during the period. Diluted EPS is determined on the assumption that outstanding dilutive stock options and warrants have been exercised and the aggregate proceeds were used to reacquire Shares using the average price of such Shares for the period.

                                   Three months ended March 31, 1998
                                ----------------------------------------
                                  Income         Shares        Per Share
                                (Numerator)   (Denominator)     Amount
                                -----------   -------------    ---------
Basic EPS:
 Net income                     $1,158,877      4,591,000        $0.25
Effect of dilutive securities:
 Employee stock options                            39,000
 Warrants                                          10,000
                                ----------      ---------        -----
Diluted EPS                     $1,158,877      4,640,000        $0.25
                                ==========      =========        =====

During the three months ended March 31, 1998, the average closing price of the Shares, as reported on Nasdaq, was $5.82 per share. Underwriter Warrants to purchase 280,000 shares at exercise prices ranging from $7.00 to $8.25 per share were not included in the calculation of diluted EPS for the three months ended March 31, 1998 since the exercise prices were greater than $5.82 per share. The warrants, which expire in November 2000, were still outstanding at March 31, 1998.

                                     Six months ended March 31, 1998
                                 ----------------------------------------
                                   Income         Shares        Per Share
                                 (Numerator)   (Denominator)     Amount
                                 -----------   -------------    ---------
Basic EPS:
  Net income                     $1,549,580      4,312,000        $0.36
Effect of dilutive securities:
  Redeemable warrants                               45,000
  Employee stock options                            75,000
  Warrants                                          24,000
                                 ----------      ---------        -----
Diluted EPS                      $1,549,580      4,456,000        $0.35
                                 ==========      =========        =====

During the six months ended March 31, 1998, the average closing price of the Shares, as reported on Nasdaq, was $6.96 per share. Underwriter Warrants to purchase 280,000 Shares at exercise prices ranging from $7.00 to $8.25 per share were not included in the calculation of diluted EPS for the six month period ended March 31, 1998 since the exercise prices were greater than $6.96 per share. The warrants, which expire in November 2000, were still outstanding at March 31, 1998.

4.  Long term debt


                                                            March 31,          September 30,
                                                              1998                 1997
                                                            ---------          -------------
Capital loans, bearing interest at the lender's cost
of funds plus 2.75%, payable in monthly principal
installments of $141,205 ($201,750 Cdn) due February,
September and November 2001.                             $ 5,268,900            $ 5,244,650

Equipment lease purchase contract, bearing interest
at 20%, payable in monthly installments of $130,600
comprised of principal and interest, due May 1998
(see note 6).                                              1,388,637                   --

Equipment lease, bearing interest at 9%, payable
in quarterly installments of $196,290 comprised of
principal and interest, due January 2001.                  1,927,311                   --

Equipment lease purchase contracts                              --                5,082,543
                                                         -----------            -----------
                                                           8,584,848             10,327,193
Less current portion                                      (2,693,300)            (6,580,703)
                                                         -----------            -----------
                                                         $ 5,891,548            $ 3,746,490
                                                         ===========            ===========

A general security agreement on all equipment and a fixed charge on certain equipment have been pledged as collateral for the long term debt. Aggregate principal payments on a fiscal year basis for long term debt are as follows:


 1998, remainder of fiscal year          $1,298,485
 1999                                     2,652,516
 2000                                     2,716,309
 2001                                     1,681,988
 2002                                       235,550
                                         ----------
                                         $8,584,848
                                         ==========


5.  Share capital

On November 10, 1997, the Company called for redemption, at a redemption price of $0.10 per Warrant, all of the Company's 1,610,000 outstanding redeemable Warrants ("Warrants") which were not exercised prior to 5:00 p.m. on January 5, 1998 (the "Redemption Date"). During the six month period ended March 31, 1998, 1,513,690 Warrants were exercised, at an exercise price of $6.00 per Warrant to purchase one Share, resulting in the issuance of 1,513,690 Shares and aggregate proceeds of $9,082,140. The Company incurred costs of $25,978 related to the exercise of the Warrants. The 96,310 Warrants outstanding after the Redemption Date were redeemed by the Company for an aggregate of $9,631.

During the six months ended March 31, 1998 the Company recorded in the share capital account an income tax benefit of $89,123 associated with expenses related to the issuance of Shares in the fiscal year ended September 30, 1996.


6.  Subsequent events

Subsequent to March 31, 1998:

      i) the Company entered into a capital loan agreement whereby the lender loaned approximately $1,400,000 ($2,000,000 Cdn) to refinance an existing lease purchase contract of an aggregate principal amount of approximately $1,400,000. This lease bears interest at the lender's cost of funds plus 2.75%, payable in monthly installments of approximately $28,000 ($40,000
      Cdn) plus interest and matures in July 2002. A fixed charge on the leased equipment has been pledged as collateral for the financing.

      ii) the Company loaned $4,000,000 to Continental Holdings Ltd. ("Continental") in conjunction with a definitive Securities Purchase Agreement to acquire 100% of the outstanding capital stock of Continental (the "Continental Acquisition") entered into in March 1998. The loan is being used by Continental to fund a portion of the cost, estimated to aggregate approximately $10,000,000, of equipping and refurbishing (the "Refurbishment") a second marine vessel. The loan is payable in quarterly installments of principal and interest commencing December 1, 1999 and bears interest at the prime lending rate of the Royal Bank of Canada, plus 1%. Certain assets of Continental have been pledged in favor of the Company as collateral. Should closing of the Continental Acquisition not occur prior to August 31, 1998, the loan, including interest, is payable in quarterly installments commencing December 1, 1999, consisting of principal and accrued interest, and is convertible into approximately 26% of the outstanding capital of Continental. Assuming the Continental Acquisition closes, the loan will become intercompany debt, due and payable to Venture.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND
                             RESULTS OF OPERATIONS

Except for the description of historical facts contained herein, this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties. Actual results could differ from those anticipated due to a number of factors including the outcome of the Continental Acquisition, the capital intensive nature of the Company's business and its need for additional funds for operations and debt service requirements, fluctuations in operating results, dependence upon principal customers and on the activity of the oil and gas industry, risks associated with international operations and regulatory, competitive and contractual risks. Factors which could cause such results to differ materially from those described in the forward looking statements include those set forth under the heading "Risk Factors" in the Company's Annual Report on Form 10-KSB for its fiscal year ended September 30, 1997 as filed with the Securities and Exchange Commission on December 24, 1997. References to the Company herein, include, where appropriate, its wholly owned subsidiaries Boone Geophysical, Inc. ("Boone") and Hydrokinetic Surveys of Canada Ltd. ("Hydrokinetic").

RESULTS OF OPERATIONS

Revenue for the three and six month periods ended March 31, 1998 ("1998 three and six months") increased by approximately 30% and 38% to $13,078,677 and $21,706,425, respectively as compared to $10,098,230 and $15,683,001 for the three and six month periods ended March 31, 1997 ("1997 three and six months"). This increase was primarily attributable to additional revenue generated from increased operations in the Southern United States by Boone. Boone contributed revenue of $7,307,994 and $11,983,917 for the 1998 three and six months as compared to $1,295,652 and $3,060,858 for the 1997 three and six months. As a percentage of revenue, Boone contributed approximately 56% and 55% of the Company's revenue for the 1998 three and six months as compared to approximately 13% and 20% for the 1997 three and six months. Revenue for the 1998 three and six months from operations in the Canadian market decreased by approximately 34% and 23% to $5,770,683 and $9,722,508 as compared to $8,802,578 and $12,622,143 for the 1997 three and six months.

During the 1998 six months, three customers accounted for 40.2% of the Company's revenue and during the 1997 six months, two customers accounted for 59.8% of the Company's revenue. Although the projects performed by the Company were generally short term, the inability to replace significant customers would cause the Company's revenue and operating results to fluctuate significantly from period to period, and the loss of certain customers would have a material adverse impact on the Company's business. Because of the limited number of data acquisition crews owned by the Company, and thus the limited number of crews the Company is able to deploy at any given time, the Company anticipates that a substantial portion of future revenues will continue to be attributable to a few customers, who may change from time to time.

Direct expenses for the 1998 three and six months increased by 38% and 43% to $9,518,370 and $15,906,769, respectively as compared to $6,903,473 and
$11,150,221 for the 1997 three and six months. Direct expenses as a percentage of revenue increased to approximately 73% and 73% for the 1998 three and six months as compared to approximately 68% and 71% for the 1997 three and six months. The increase in direct expenses as a percentage of revenue in the 1998 three and six months as compared to the 1997 three and six months was due to increased operations in the United States where the Company typically engages in lower margin projects due to the highly competitive nature of the business. The increase in amount was offset partially by the completion of a greater number of 3D projects, which typically generate higher margins than 2D projects, during the period.

General and administrative expenses for the 1998 three and six months increased by approximately 23% and 24% to $599,177 and $1,100,621, respectively as compared to $488,336 and $886,290 for the 1997 three and six months. This increase was primarily attributable to increased activity levels in the United States market.

Depreciation expense for the 1998 three and six months increased by 44% and 42% to $838,082 and $1,540,928 as compared to $581,346 and $1,085,949 for the 1997 three and six months. The increase in depreciation expense is primarily attributable to seismic data acquisition equipment acquired to expand Boone's operations, but also includes the acquisition of three 2D systems used in operations in Canada during the period and the purchase of 250 seismic acquisition remote units for use in both market places.

Amortization expense for the 1998 three and six months of $44,580 and $89,160 is related to the amortization of goodwill recognized on the acquisition of Boone, which the Company acquired in June 1996, and the acquisition of Hydrokinetic. The comparable charge for the 1997 three and six months of $38,580 and $77,160 did not include a charge for the amortization of Hydrokinetic goodwill since this acquisition occurred in April 1997.

Interest and other income for the 1998 three and six months increased to $68,329 and $121,470 as compared to $843 and $6,550 for the 1997 three and six months. The increase primarily resulted from interest earned on additional funds on deposit resulting from the exercise of the Company's Warrants.

Interest expense for the 1998 three and six months increased by approximately 74% and 116% to $234,905 and $589,322, respectively, as compared to $134,767 and $273,338 for the 1997 three and six months. This increase primarily resulted from financing costs related to short term lease purchase commitments entered into for the lease of seismic equipment to meet demand for increased operations the United States. The purchase options on these lease contracts were exercised in December 1997 and January 1998 for an aggregate purchase price of approximately $3.2 million, with proceeds from the exercise of the Warrants.

The Company's effective income tax rate was approximately 39% and 40% for the three and six months as compared to approximately 44% for the 1997 three and six months. The decrease in the effective rate for the 1998 periods is primarily due to a greater portion of the net income being earned in the United States which is subject to a lower statutory tax rate.

CONTINENTAL ACQUISITION

On March 30, 1998, the Company announced it had entered into a definitive Securities Purchase Agreement (the "Purchase Agreement") with Continental and its shareholders for the previously announced proposed acquisition (the "Continental Acquisition") of 100% of the outstanding capital stock of Continental, for consideration of 2,080,000 Common Shares (valued at approximately $12,000,000 as of the date of execution of the amended Letter of Intent) and cash payments aggregating $1,500,000. Continental is a private Canadian company engaged in marine seismic data acquisition. The Purchase Agreement also includes provision for employment agreements between Continental and certain of the existing management of Continental for a period of three years commencing March 1, 1998, as well as the nomination, contingent upon the prior receipt of shareholder approval of the Continental Acquisition, of a director selected by the Continental shareholders to the Company's Board of Directors. The Company has also agreed for a period of three years following closing of the Continental Acquisition to use its best efforts to nominate to its Board of Directors an individual selected by the Continental shareholders. If the Continental Acquisition is consummated, the assets and liabilities of Continental will be reflected on a consolidated basis on the balance sheet of the Company. As a result of the Continental Acquisition, the Company's long term debt will increase by approximately $3,000,000. In connection with the Continental Acquisition, (i) the Company loaned $4,000,000 for the Refurbishment and (ii) Continental agreed (a) to pay bonuses aggregating approximately $721,500 to certain members of management and (b) redeem for approximately $524,000 certain of its preferred shares. The closing of the Continental Acquisition is subject to a number of conditions any of which may not occur, including receipt of the requisite shareholder approval, as well as receipt of certain third-party consents. Reference is made to the Company's Annual Report on Form 10-KSB for its fiscal year ended September 30, 1997 and the Company's Registration Statement on Form S-3 (File No. 333-45681), as filed with the SEC on April 22, 1998 which includes certain financial and other information relating to Continental and the Continental Acquisition.

QUARTERLY FLUCTUATIONS

The Company's business is subject to substantial quarterly variations as a result of seasonal activity variations in the seismic industry in Western Canada. Generally, increased activity occurs in the Canadian seismic industry during the Canadian winter season, from November to March. During this period the colder weather freezes the ground and permits easier access to marshy terrain in the northern areas of Western Canada and agricultural areas. During the spring, bans are placed on road use, which temporarily limits access to many areas where the Company conducts its operations. Further, due to the soft wet ground conditions and marshy terrain in the northern areas of Western Canada, both of which are extremely sensitive to traffic and heavy equipment, the extent to which the Company can conduct its operations during the spring and summer is significantly reduced. As a result the Company has historically experienced a fluctuation in quarterly results with generally increased activity in the Company's first and second fiscal quarters and a significant decrease in revenues and net income during its third and fourth fiscal quarters. With the acquisition of Boone in June 1996 the Company has diversified its operations by expanding into the United States, which has somewhat reduced the seasonality traditionally associated with the Company's Canadian operations. Management believes if the Continental Acquisition is consummated, the diversification would further reduce the seasonality associated with the Company's operations. Due to the factors noted above, the Company's results of operations may be subject to fluctuations, particularly on a quarterly basis and the Company's stock price may be affected by such results.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 the Company had cash of $5,229,339 and working capital of $5,544,025, which includes the current portion of long term debt in the amount of $2,693,300.

The Company maintains operating lines of credit in Canada and the United States. The Canadian line of credit provides for an aggregate of up to $1,200,000 in advances available to the Company subject to a limit of: i) the excess in value of current assets over current liabilities (excluding the current portion of long-term debt) and ii) 70% of the value of the accounts receivable of the Company which are less than ninety days old. Borrowings under the Canadian operating line are payable on demand and bear interest at the bank's prime rate plus .75%. The Company's Canadian trade receivables have been pledged as collateral for borrowings under the Canadian operating line. The United States line of credit provides for an aggregate of up to $250,000 in advances available to the Company. Borrowings under the United States operating line are payable on demand and bear interest at prime plus 1.00%. The Company's United States trade receivables have been pledged as collateral for borrowings under the United States operating line. At March 31, 1998, advances under the Company's operating lines of credit aggregated $350,000 and approximately $1,100,000 was available for advance.

In addition to operating lines of credit at March 31, 1998 the Company had long term debt consisting of capital loans of $5,268,900 and equipment financing of $3,315,948. The capital loans bear interest at the lender's cost of funds plus 2.75% and are payable in monthly installments of approximately $141,200 plus interest and mature in February, September and November 2001. The equipment lease bears interest at 9% and is repayable in quarterly installments of approximately $196,000 comprised of principal and interest and matures in January 2001. In May 1998, the Company refinanced a lease purchase contract for 200 seismic acquisition remotes or 1,200 channels of data acquisition equipment, with a four year term loan with an aggregate obligation of approximately $1,400,000. The term loan bears interest at the lender's cost of funds plus 2.75% and is payable in monthly installments of $28,000 plus interest and matures in July 2002. A general security agreement on all equipment and a fixed charge on certain equipment have been pledged by the Company as collateral for the long term debt. In addition, the Company has assigned to the lender the proceeds of its key-man life insurance policy on Brian Kozun, the Company's Chief Executive Officer. Debt service requirements relating to the long term debt is estimated to aggregate approximately $3,266,000 (including principal and interest payments) during the twelve month period ending March 31, 1999. On a pro forma consolidated basis, giving effect to the Continental Acquisition and additional long term debt incurred by Continental related to the equipping of a second marine vessel, the Company anticipates its long term debt to increase by approximately $3,000,000 and its debt service requirements to increase by approximately $70,000 per month. At March 31, 1998, the Company was in compliance with all bank covenants.

Net operating cash flows provided by operating activities for the 1998 six months amounted to $1,682,852 as compared to $708,489 for the 1997 six months. The increase in operating cash flow for the 1998 six months as compared to the 1997 six months is attributable to (i) increased operating activity in the United States which resulted in increased cash generated from operations, (ii) a greater impact of non-cash items such as depreciation and deferred income taxes and (iii) a positive change in non-cash working capital amounts.

Net cash provided by financing activities for the 1998 six months of $7,743,579 is attributable to cash provided on the exercise of 1,513,690 Warrants during the period combined with increases in the Company's long term debt and bank indebtedness. This increase in net cash provided by financing activities was partially offset by the repayment of approximately $6,700,000 of long term debt during the 1998 six months, including approximately $3,200,000 used to exercise equipment lease contract purchase options.

Cash used in investing activities of $4,265,158 for the 1998 six months and $2,614,994 for the 1997 six months resulted from the purchase of additional seismic data acquisition equipment during the respective periods.

The Company will require satisfactory operating cash flows to continue operations, complete capital expenditures and meet its principal and interest obligations with respect to the Company's long term debt. Assuming the Continental Acquisition closes, the Company's cash requirements will significantly increase in the future. The Company anticipates, based on its current plans and assumptions, funds expected to be generated from operations will be sufficient to satisfy the Company's existing cash requirements over the next twelve month period.

The Company's ability to meet its debt service and other obligations depends on its future performance which is subject to general economic conditions, oil and gas commodity prices and other business factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations or to comply with the terms of its long term debt it may be required to refinance all or a portion of its existing debt or to obtain additional financing, although there can be no assurance that the Company will be able to obtain such refinancing or additional financing, on terms acceptable to the Company, if at all. Any future issuances of equity securities would likely result in dilution to then existing shareholders, while the incurring of additional indebtedness would result in increased interest expense and debt charges.

Included in the March 31, 1998 accounts receivable balance of $10,624,200 and the accounts payable and accrued liabilities balance of $6,976,242 were certain reimbursable amounts which are not included in the Company's revenue or direct costs. In accordance with the terms of various project agreements, certain costs are paid by the Company and billed for reimbursement to the customer at cost. As a result these reimbursable costs are included in accounts receivable and accounts payable even though they do not impact revenue or direct expenses. The collection of accounts receivable and the payment of accounts payable are expected to continue to occur in the normal 30 to 60 day time period following billing.

Work-in-progress at March 31, 1998 was $290,000 as compared to $521,594 as at September 30, 1997. The decreased value of work-in-progress primarily reflects the smaller component of project work which was still in progress at March 31, 1998 and, in accordance with the project terms, will be billed and recognized in accounts receivable upon completion of the project.

The Company had deferred revenue at March 31, 1998 of $560,000 as compared to $800,000 at September 30, 1997. Deferred revenue represents billings in excess of revenue amounts earned on projects, and varies depending upon the completion status of projects, which may vary from quarter to quarter.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the Registrant's Annual Report on Form 10-KSB for its fiscal year ended September 30, 1997 for a description of certain legal proceedings involving the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders

On March 19, 1998, the Company held its Annual Shareholders' Meeting for its fiscal year ended September 30, 1997 (the "1997 Annual Meeting"). At the 1997 Annual Meeting: (i) all five director nominees were elected; (ii) the resolution fixing the number of directors for the ensuing year at five was approved and ratified; and (iii) the appointment of Ernst & Young, Chartered Accountants as the independent auditors of the Company was approved and ratified.

The following directors were elected for a one year term by the votes indicated:

                                         For     Withheld
                    Brian W. Kozun      4,027,262  22,250
                    P. Daniel McArthur  4,027,262  22,250
                    Michael Beninger    4,027,262  22,250
                    J. Joseph Ciavarra  4,027,262  22,250
                    Stuart Norman       4,027,262  22,250


1. The resolution fixing the number of directors for the ensuing year at five was approved and ratified by a vote of 4,028,132 for; 3,650 against and 17,730 abstaining.
2. The appointment of Ernst & Young, Chartered Accountants as independent auditors of the Company for the fiscal year ending September 30, 1998 was approved and ratified by a vote of 4,031,132 for and 18,380 withheld.

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

     3.1 Articles of Incorporation of the Registrant and Certificates of Amendment thereto (1)

     3.2        By-laws of the Registrant, as amended (5)

     4.2        Form of Underwriter's Warrant (1)

     4.3        Form of Warrant (9)

     10.3 Priorities Agreement between Province of Alberta Treasury Branches, Roynat Inc., and Registrant, dated July 25, 1995 (1)

     10.4 Buy-Back Agreement between Opseis Inc., Roynat Inc. and Registrant, dated July 25, 1995 (1)

     10.5 Agreement to Assign Life Insurance between Brian Kozun, Registrant and Roynat Inc. dated July 19, 1995 (1)

     10.10      1995 Stock Option Plan, as amended (5)

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

     10.13      Form of Indemnity Agreement (1)

     10.14 Lease between Registrant and BRL Corporation, dated September 2, 1994 (1)

     10.16 Representative Agreement between the Registrant and Geotrex, dated July 1, 1995 (1)

     10.20 Securities Purchase Agreement dated as of May 31, 1997 between Registrant, Boone Geophysical, Inc. and Lynn Boone (2)

     10.22 Debenture issued to Roynat Inc. by the Registrant dated December 6, 1997 (3)

     10.24 Addendum No. 1 to Supplemental Agreement No. 3 between Boone Geophysical, Inc. and H.S. Resources, Inc. dated March 20, 1997
                (5)

     10.25 Debenture issued to Roynat Inc. by the Registrant dated April 29, 1997 (5)

     10.26 (Representative Form of one of three agreements) Conditional Sale Agreement between the Registrant and Geo-X Systems Ltd. dated June 19, 1997 (6) (8)

     10.27 Offer to Finance between Roynat Inc. and the Registrant dated July 16, 1997 (6)

     10.28 (a)  Outline of credit between the Registrant and Alberta Treasury
                Branches dated February 12, 1997 (7)

     10.28 (b)  Outline of credit between the Registrant and Alberta Treasury
                Branches dated February 6, 1998

     10.29 Lease Amendment Agreement between the Registrant and BRL Corporation dated June 3, 1997 (7)

     10.30 Waiver letter from Alberta Treasury Branches, dated December 1, 1997 (7)

     10.31 Securities Purchase Agreement, dated March 27, 1998, by and among the Registrant and Continental Holdings Ltd. (9)

     10.32 Credit Agreement, dated March 27, 1998, between the Registrant and Continental Holdings Ltd. (9)

     10.33 General Security Agreement, dated March 27, 1998, between the Registrant and Continental Holdings Ltd. (9)

     10.34 (Representative form of one of three agreements) Employment Agreement between the Registrant and Mr. Stinn, dated March 27,

                1998 (9).

     10.35 Lease Agreement between Amplicon, Inc. and the Registrant, dated January 22, 1998

     10.36 Offer to Finance between Roynat Inc. and the Registrant dated May 1, 1998

     27         Financial Data Schedule

     (1) Incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-97132)

     (2) Incorporated by reference to the Registrant's Form 8-K dated June 12, 1996

     (3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, as amended for year ended September 30, 1996.

     (4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996

     (5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997

     (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997

     (7) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1997

     (8)        Confidential Treatment requested for a portion of this Exhibit

     (9)       Incorporated by reference to the Registrant's Registration
                Statement on Form S-3 (File No. 333-45681).

(b)  Reports on Form 8-K

    During the quarterly period ended March 31, 1998 the Registrant filed a report on Form 8-K, dated March 30, 1998, reporting information under Item 2 and Item 7 relating to a potential acquisition of Continental Holdings Ltd.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             Venture Seismic Ltd.


         /s/ Gregory B. Wiebe
     By: Gregory B. Wiebe
         Vice President Finance and Chief Financial Officer

     Dated:  May 14, 1998