Form 10KSB/A
period 1997-09-30
VENTURE SEISMIC LTD
filed 1998-05-26
CIK 1001244

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ------------------------------------

                                 FORM 10-KSB/A


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


     As of May 22, 1998 there were outstanding 4,634,584 shares of the registrant's common stock no par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock or voting stock held by non-affiliates of the registrant (based on the last sales price for the common stock on the Nasdaq National Market on May 22, 1998) was approximately $31,283,000.


     Transitional Small Business Disclosure Format (check one): Yes____ No X
================================================================================

PART I



     This report contains certain forward-looking statements that involve risks and uncertainties. Actual results could differ from those anticipated due to a number of factors including the outcome of the Potential Acquisition, the capital intensive nature of the Company's business and its need for additional funds for operations and debt service requirements, fluctuations in operating results, dependence upon principal customers and on the activity of the oil and gas industry, risks associated with international operations and regulatory, competitive and contractual risks. Unless otherwise noted, all dollar amounts are in United States dollars.


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


     Continental is a privately held marine seismic data acquisition company, based in Calgary, which currently leases and operates one marine seismic vessel capable of performing 2D or 3D seismic surveys. Continental has completed seismic surveys in the Persian gulf, the North Sea, the Falkland Islands area, the Mediterranean and off the coasts of West Africa and Norway. According to financial information supplied by Continental, audited revenue for the year ended December 31, 1996 was $8.6 million and net income, adjusted for normalized owner/management compensation, was approximately $600,000. The adjustment to net income accounts for the declaration by Continental of a discretionary owner/management bonus and the related income tax effect of such bonus. For the nine months ended September 30, 1997 Continental has recognized unaudited revenues of approximately $7.1 million and unaudited net income of approximately $1.6 million. Reference is made to the audited financial statements of Continental for its fiscal years ended December 31, 1996 and 1995 included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.


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

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

NAME                                                   AGE   POSITION
----                                                   ---   --------
Brian W. Kozun.....................................    37    President and Chief Executive Officer
Gregory B. Wiebe...................................    40    Vice President Finance and Chief
                                                             Financial Officer
P. Daniel McArthur.................................    36    Chief Operating Officer
James W. Stenhouse.................................    49    Vice President Operations

     Brian Kozun has been President and Chief Executive Officer of the Company since April 1992. Mr. Kozun was one of the founding shareholders of the Company and served as the Company's Vice President -- Field Operations and Vice President -- Survey Operations from 1985 to 1992. Mr. Kozun also serves as President, Chief Executive Officer and a director of each of Boone and Hydrokinetic Surveys of Canada Ltd. ("Hydrokinetic"), wholly-owned subsidiaries of the Company. From 1983 to 1985 Mr. Kozun served in various field positions with Sefel Geophysical Ltd., a geophysical company. Mr. Kozun has been involved in the geophysical services industry for more than 17 years.



     Greg Wiebe joined the Company as Chief Financial Officer in August 1994. Mr. Wiebe also serves as a director of each of Boone and Hydrokinetic. From September 1991 to July 1994, Mr. Wiebe served as Vice President -- Finance and Chief Financial Officer of Dion Entertainment Corp., a gaming services management company. From 1981 to 1991, Mr. Wiebe was a member of KPMG Peat Marwick Thorne, a public accounting firm, progressing from a staff accountant to a senior manager during this period. Mr. Wiebe is a chartered accountant.


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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS


           3.1 Articles of Incorporation of the Registrant and Certificates of Amendment thereto(1)
           3.2  By-laws of the Registrant, as amended(5)
           4.1  Revised Form of Warrant Agreement(1)
           4.2  Form of Underwriter's Warrant(1)
          10.3  Priorities Agreement between Province of Alberta Treasury
                Branches, Roynat Inc., and Registrant, dated July 25,
                1995(1)
          10.4  Buy-Back Agreement between Opseis Inc., Roynat Inc. and
                Registrant, dated July 25, 1995(1)
          10.5  Agreement to Assign Life Insurance between Brian Kozun,
                Registrant and Roynat Inc. dated July 19, 1995(1)
         10.10  1995 Stock Option Plan, as amended(5)
         10.11 Employment Agreement between Registrant and Brian Kozun dated September 14, 1995(1)
         10.12  Employment Agreement between Registrant and P. Daniel
                McArthur dated July 11, 1994, Clarification and Amendment
                Agreement effective as of July 11, 1994, Novation Agreement, dated June 28,1995 and Waiver letter dated September 8,
                1995(1)
         10.13  Form of Indemnity Agreement(1)
         10.14  Lease between Registrant and BRL Corporation, dated
                September 2, 1994(1)
         10.16 Representative Agreement between the Registrant and Geotrex, dated July 1, 1995(1)
         10.20 Securities Purchase Agreement dated as of May 31, 1996 between Registrant, Boone Geophysical, Inc. and Lynn
                Boone(2)
         10.22  Debenture issued to Roynat Inc. by the Registrant dated
                December 6, 1996(3)
         10.24  Addendum No. 1 to Supplemental Agreement No. 3 between Boone
                Geophysical, Inc. and H.S. Resources, Inc. dated March 20,
                1997(5)
         10.25  Debenture issued to Roynat Inc. by the Registrant dated
                April 29, 1997(5)
         10.26  (Representative Form of one of three agreements) Conditional
                Sale Agreement Venture Seismic Ltd. and Geo-X Systems Ltd.
                dated June 19, 1997(6)(8)
         10.27  Offer to Finance between Roynat, Inc. and Venture Seismic
                Ltd. dated July 16, 1997(6)
      10.28(a)  Outline of credit between the Registrant and Alberta
                Treasury Branches, dated February 12, 1997(7)
         10.29  Lease Amendment Agreement between the Registrant and BRL
                Corporation dated June 3, 1997(7)
         10.30  Waiver letter from Alberta Treasury Branches, dated December
                1, 1997(8)
            21  Subsidiaries of the Registrant
          23.1  Consent of Ernst & Young, Chartered Accountants(7)
          23.2  Consent of Meyers Norris Penny & Co., Chartered
                Accountants(7)
            27  Financial Data Schedule(7)


---------------

        (1) Incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-97132) declared effective on November 6, 1995

        (2) Incorporated by reference to the Registrant's Form 8-K dated June 12, 1996


        (3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, as amended for the year ended September 30, 1996.



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

                                    EXHIBITS


EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
       3.1       Articles of Incorporation of the Registrant and Certificates
                 of Amendment thereto(1)
       3.2       By-laws of the Registrant, as amended(5)
       4.1       Revised Form of Warrant Agreement(1)
       4.2       Form of Underwriter's Warrant(1)
      10.3       Priorities Agreement between Province of Alberta Treasury
                 Branches, Roynat Inc., and Registrant, dated July 25,
                 1995(1)
      10.4       Buy-Back Agreement between Opseis Inc., Roynat Inc. and
                 Registrant, dated July 25, 1995(1)
      10.5       Agreement to Assign Life Insurance between Brian Kozun,
                 Registrant and Roynat Inc. dated July 19, 1995(1)
     10.10       1995 Stock Option Plan, as amended(5)
     10.11       Employment Agreement between Registrant and Brian Kozun
                 dated September 14, 1995(1)
     10.12       Employment Agreement between Registrant and P. Daniel
                 McArthur dated July 11, 1994, Clarification and Amendment
                 Agreement effective as of July 11, 1994, Novation Agreement, dated June 28,1995 and Waiver letter dated September 8,
                 1995(1)
     10.13       Form of Indemnity Agreement(1)
     10.14       Lease between Registrant and BRL Corporation, dated
                 September 2, 1994(1)
     10.16       Representative Agreement between the Registrant and Geotrex, dated July 1, 1995(1)
     10.20       Securities Purchase Agreement dated as of May 31, 1996
                 between Registrant, Boone Geophysical, Inc. and Lynn
                 Boone(2)
     10.22       Debenture issued to Roynat Inc. by the Registrant dated
                 December 6, 1996(3)
     10.24       Addendum No. 1 to Supplemental Agreement No. 3 between Boone
                 Geophysical, Inc. and H.S. Resources, Inc. dated March 20,
                 1997(5)
     10.25       Debenture issued to Roynat Inc. by the Registrant dated
                 April 29, 1997(5)
     10.26       (Representative Form of one of three agreements) Conditional
                 Sale Agreement Venture Seismic Ltd. and Geo-X Systems Ltd.
                 dated June 19, 1997(6)(8)
     10.27       Offer to Finance between Roynat, Inc. and Venture Seismic
                 Ltd. dated July 16, 1997(6)
   10.28(a)      Outline of credit between the Registrant and Alberta
                 Treasury Branches, dated February 12, 1997(7)
     10.29       Lease Amendment Agreement between the Registrant and BRL
                 Corporation dated June 3, 1997(7)
     10.30       Waiver letter from Alberta Treasury Branches, dated December
                 1, 1997(8)
        21       Subsidiaries of the Registrant
      23.1       Consent of Ernst & Young, Chartered Accountants(7)
      23.2       Consent of Meyers Norris Penny & Co., Chartered
                 Accountants(7)
        27       Financial Data Schedule(7)


---------------

(1) Incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-97132) declared effective on November 6, 1995

(2)  Incorporated by reference to the Registrant's Form 8-K dated June 12, 1996


(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB, as amended for the year ended September 30, 1996.



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


Date: May 26, 1998

                                          VENTURE SEISMIC LTD.

                                                         /S/  BRIAN KOZUN
                                          By:


                                                   Brian Kozun, President