Form 10QSB
period 1998-06-30
VENTURE SEISMIC LTD
filed 1998-08-14
CIK 1001244

                                      U.S.
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
     ----------------------------------------------------------------------

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

                                 (403) 777-9070
                           (Issuer's telephone number)
              ----------------------------------------------------

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,714,584 Common Shares, no par value, were outstanding as of August 12, 1998.

Transitional Small Business Disclosure Format (Check one):
Yes [ ]   No  [X]

                              VENTURE SEISMIC LTD.
                              INDEX TO FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements                                                Page
                                                                             ----
      Consolidated Balance Sheets
        June 30, 1998 and September 30, 1997 .......................           3

      Consolidated Statements of Income (Loss)
        Three and nine months ended June 30, 1998 and 1997 .........           4

      Consolidated Statements of Cash Flows
        Nine months ended June 30, 1998 and 1997 ...................           5

      Notes to Consolidated Financial Statements ...................           6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .......................          10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings .........................................          18

Item 4.  Submission of Matters to a Vote of Security Holders .......          18

Item 6.  Exhibits and Reports on Form 8-K ..........................          19

Signatures .........................................................          19

PART 1.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              VENTURE SEISMIC LTD.
                           CONSOLIDATED BALANCE SHEETS
                                (IN U.S. DOLLARS)


                                                       June 30, 1998        September 30, 1997
                                                       -------------        ------------------
ASSETS
CURRENT
  Cash                                                 $     345,158          $      68,066
  Accounts receivable                                      4,648,828              2,586,688
  Work-in-progress                                           133,000                521,594
  Other receivables                                          148,427                297,707
  Prepaid expenses and deposits                              166,831                204,276
                                                       -------------          -------------
                                                           5,442,244              3,678,331

ADVANCE TO CONTINENTAL HOLDINGS LTD. (NOTE 4)              4,000,000                     --
CAPITAL ASSETS                                            20,149,803             17,383,026
INTANGIBLE ASSETS                                          1,420,763              1,554,503
                                                       -------------          -------------
                                                       $  31,012,810          $  22,615,860
                                                       =============          =============



LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank indebtedness                                    $     550,000          $          --
  Accounts payable and accrued liabilities                 4,063,238              1,036,147
  Deferred revenue                                                --                800,000
  Income taxes payable                                        35,504                118,708
  Current portion of long term debt (note 5)               2,672,700              6,580,703
                                                       -------------          -------------
                                                           7,321,442              8,535,558
                                                       -------------          -------------
LONG TERM DEBT (NOTE 5)                                    5,389,533              3,746,490
                                                       -------------          -------------
DEFERRED INCOME TAXES                                        322,426                674,076
                                                       -------------          -------------
SHAREHOLDERS' EQUITY
  Share capital (note 6)                                  16,760,098              7,671,366
  Retained earnings                                        1,343,890              1,949,549
  Cumulative translation adjustment                         (124,579)                38,821
                                                       -------------          -------------
                                                          17,979,409              9,659,736
                                                       -------------          -------------
                                                       $  31,012,810          $  22,615,860
                                                       =============          =============

                              VENTURE SEISMIC LTD.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (IN U.S. DOLLARS)


                                                   THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                         JUNE 30,                                     JUNE 30,
                                          ------------------------------------          ------------------------------------
                                              1998                    1997                  1998                   1997
                                          -------------          -------------          -------------          -------------
REVENUE                                   $   4,367,091          $   5,623,773          $  26,073,516          $  21,306,774
DIRECT EXPENSES                               5,958,200              4,330,862             21,864,969             15,481,083
                                          -------------          -------------          -------------          -------------
GROSS MARGIN                                 (1,591,109)             1,292,911              4,208,547              5,825,691
                                          -------------          -------------          -------------          -------------

EXPENSES
    General and administrative                  615,767                479,652              1,716,388              1,365,942
    Depreciation                                886,242                558,258              2,427,170              1,644,207
    Amortization                                 44,580                 44,580                133,740                121,740
                                          -------------          -------------          -------------          -------------
                                              1,546,589              1,082,490              4,277,298              3,131,889
                                          -------------          -------------          -------------          -------------

INCOME (LOSS) FROM OPERATIONS                (3,137,698)               210,421                (68,751)             2,693,802

OTHER INCOME (EXPENSE)
    Interest and other income                    40,385                 13,952                161,855                 20,502
    Interest expense                           (265,671)              (104,112)              (854,993)              (377,450)
                                          -------------          -------------          -------------          -------------
                                               (225,286)               (90,160)              (693,138)              (356,948)
                                          -------------          -------------          -------------          -------------

INCOME (LOSS) BEFORE INCOME TAXES            (3,362,984)               120,261               (761,889)             2,336,854
                                          -------------          -------------          -------------          -------------
INCOME TAXES (RECOVERY)
    Current                                    (511,000)               (99,738)               105,834                603,878
    Deferred                                   (696,745)               161,638               (262,064)               428,800
                                          -------------          -------------          -------------          -------------
                                             (1,207,745)                61,900               (156,230)             1,032,678
                                          -------------          -------------          -------------          -------------

NET INCOME (LOSS)                         $  (2,155,239)         $      58,361          $    (605,659)         $   1,304,176
                                          =============          =============          =============          =============

EARNINGS (LOSS) PER COMMON SHARE
   (NOTE 3)
    Basic                                 $       (0.46)         $        0.02          $       (0.14)         $        0.42
    Diluted (U.S. GAAP)                   $       (0.46)         $        0.02          $       (0.14)         $        0.42
    Fully diluted (Cdn GAAP)              $       (0.46)         $        0.02          $       (0.14)         $        0.33
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
    Basic                                     4,635,000              3,114,000              4,188,000              3,108,000
    Diluted (U.S. GAAP)                       4,635,000              3,114,000              4,188,000              3,108,000
    Fully diluted (Cdn GAAP)                  4,635,000              5,354,000              4,188,000              5,348,000

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN U.S. DOLLARS)


                                                           NINE MONTHS ENDED
                                                               JUNE 30,
                                                  -----------------------------------
                                                      1998                  1997
                                                  -------------         -------------
OPERATING ACTIVITIES:
  Net income (loss)                               $    (605,659)        $   1,304,176
  Items not involving cash:
    Depreciation and amortization                     2,560,910             1,765,947
    Deferred income taxes                              (262,064)              428,800
    Gain on sale of capital assets                      (74,034)                   --
Cumulative translation adjustment                      (252,716)              (84,231)
Net change in non-cash working capital                  657,066              (692,630)
                                                  -------------         -------------
                                                      2,023,503             2,722,062
                                                  -------------         -------------

FINANCING ACTIVITIES:
  Proceeds on issuance of common shares               9,088,462               100,000
  Increase in bank indebtedness                         550,000               342,249
  Proceeds from long term debt                        6,444,122             4,472,041
  Principal payments on long term debt               (8,709,082)           (3,261,932)
  Net change in non-cash working capital                     --              (100,000)
                                                  -------------         -------------
                                                      7,373,502             1,552,358
                                                  -------------         -------------

INVESTING ACTIVITIES:
  Purchase of capital assets                         (5,279,833)           (3,118,167)
  Proceeds on sale of capital assets                    159,920                    --
  Advance to Continental Holdings Ltd.               (4,000,000)                   --
  Acquisitions                                               --              (312,000)
                                                  -------------         -------------
                                                     (9,119,913)           (3,430,167)
                                                  -------------         -------------

INCREASE IN CASH FOR THE PERIOD                         277,092               844,253
CASH, BEGINNING OF PERIOD                                68,066                    --
                                                  -------------         -------------
CASH, END OF PERIOD                               $     345,158         $     844,253
                                                  =============         =============

                              VENTURE SEISMIC LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


1.  Basis of Financial Statement Presentation

The interim consolidated financial statements of Venture Seismic Ltd. (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as at June 30, 1998, operating results for the three and nine month periods ended June 30, 1998 and 1997 and statements of cash flows for the nine months ended June 30, 1998 and 1997. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for its fiscal year ended September 30, 1997, as amended. The foregoing interim results for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results for the fiscal year ending September 30, 1998 or any other period.

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

For translation purposes, the exchange rates of Cdn dollars to U.S. dollars, is calculated using the exchange rates reported by the Federal Reserve Bank of New York, as the noon buying rate in New York for cable transfers in Cdn dollars, as certified for custom purposes. The average exchange rates during the three month periods ended June 30, 1998 and 1997 are US $0.6912 = $1.00 Cdn and US $0.7214 = $1.00 Cdn, respectively. The average exchange rates during the nine month periods ended June 30, 1998 and 1997 are US $0.6999 = $1.00 Cdn and US $0.7326 = $1.00 Cdn, respectively. The period end exchange rates at June 30, 1998 and September 30, 1997 are US $0.6795 = $1.00 Cdn and US $0.7241 = $1.00 Cdn, respectively.

3.  Reconciliation to United States Accounting Principles

For the periods ended June 30, 1998 and 1997 there were no material differences in net income as calculated in accordance with Cdn GAAP and U.S. GAAP.

The Company adopted the Financial Accounting Statements Board Statement of Financial Accounting Standards No. 128 "Earnings per Share" in the quarter ended December 31, 1997. In accordance with this pronouncement, basic earnings (loss) per share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares of the Company ("Shares") outstanding during the period. Diluted EPS is determined on the assumption that outstanding dilutive stock options and warrants have been exercised and the aggregate proceeds were used to reacquire Shares using the average price of Shares for the period. During the three and nine month periods ended June 30, 1998, all outstanding stock options and warrants were anti-dilutive so were not considered in the calculation of diluted EPS.


                                           Three months ended June 30, 1998
                               --------------------------------------------------------
                                   Loss                  Shares            Per Share
                                (Numerator)          (Denominator)           Amount
                               -------------         -------------        -------------
Basic and Diluted EPS          $  (2,155,239)            4,635,000        $       (0.46)


                                           Nine months ended June 30, 1998
                               --------------------------------------------------------
                                    Loss                 Shares             Per Share
                                (Numerator)          (Denominator)            Amount
                               -------------         -------------        -------------
Basic and Diluted EPS          $    (605,659)            4,188,000        $       (0.14)


4.  Advance to Continental Holdings Ltd.

In April 1998, the Company loaned $4,000,000 to Continental Holdings Ltd. ("Continental") in conjunction with a definitive Securities Purchase Agreement to acquire 100% of the outstanding capital stock of Continental (the "Acquisition") entered into in March 1998. The loan was used by Continental to fund a portion of the cost, aggregating approximately $13,500,000, of equipping and refurbishing (the "Refurbishment") a second marine vessel, the Pacific Titan. The loan is payable in quarterly installments of principal and interest commencing December 1, 1999 and bears interest at the prime lending rate of the Royal Bank of Canada, plus 1%. Subsequent to June 30, 1998, the Acquisition was completed (see note 7 (i)) and the loan became intercompany debt, due and payable to the Company.

5.  Long term debt

                                                                                         June 30,            September 30,
                                                                                           1998                  1997
                                                                                       ------------           ------------
Capital loans, bearing interest at the lender's cost of funds plus 2.75%, payable in monthly principal installments of $169,225 ($241,750 Cdn) due
  February, September and November 2001, and July 2002                                 $  6,245,225           $  5,244,650


Equipment lease, bearing interest at 9%, payable in quarterly installments of
  $196,290 comprised of principal and interest, due April 2001                            1,817,008                     --

Equipment lease purchase contracts                                                               --              5,082,543
                                                                                       ------------           ------------
                                                                                          8,062,233             10,327,193
Less current portion                                                                     (2,672,700)            (6,580,703)
                                                                                       ------------           ------------
                                                                                       $  5,389,533           $  3,746,490
                                                                                       ============           ============


A general security agreement on all equipment and a fixed charge on certain equipment have been pledged as collateral for the long term debt. Aggregate principal payments on a fiscal year basis for long term debt are as follows:


1998, remainder of fiscal year                    $   662,930
1999                                                2,687,583
2000                                                2,748,964
2001                                                1,593,506
2002                                                  369,250
                                                  ------------
                                                   $8,062,233
                                                  ============

6.  Share capital

On November 10, 1997, the Company called for redemption, at a redemption price of $0.10 per Warrant, all of the Company's 1,610,000 outstanding redeemable Warrants ("Warrants") which were not exercised prior to 5:00 p.m. on January 5, 1998 (the "Redemption Date"). During December 1997 and January 1998, 1,513,690 Warrants were exercised, at an exercise price of $6.00 per Warrant to purchase one Share, resulting in the issuance of 1,513,690 Shares and gross proceeds to the Company of $9,082,140. The Company incurred issue costs of $73,170 on the Redemption Date in connection with the exercise of the Warrants. The 96,310 Warrants outstanding which were not exercised prior to the Redemption Date were redeemed by the Company for an aggregate of $9,631.

During the nine month period ended June 30, 1998, the Company recorded in the share capital account an income tax benefit of $89,123 associated with expenses related to the issuance of Shares in the fiscal year ended September 30, 1996.

7. Subsequent events

Subsequent to June 30, 1998:

        i) on July 29, 1998, the Company completed the acquisition (the "Acquisition") of 100% of the outstanding capital stock of Continental in exchange for consideration paid by the Company to the Continental shareholders of an aggregate of: cash payments of $500,000, the issuance of negotiable promissory notes in the aggregate principal amount of $1,000,000, due and payable on or before January 1, 1999, bearing interest at the prime rate of the Royal Bank of Canada plus 1%, and 2,080,000 Shares or approximately 31% of the Shares outstanding as of August 11, 1998. The Acquisition was approved at a Special Meeting of the Company's Shareholders held on July 20, 1998.

        ii) on July 29, 1998, Continental closed a financing agreement with a third party for a term loan of approximately $3,100,000 principal amount, bearing interest at 8.75%, payable in quarterly installments of approximately $200,000 comprised of principal and interest, due October 2003. The term loan is secured by a first priority security interest in the lease of the Pacific Titan and mortgage in certain equipment. The Company has agreed to act as guarantor for the term loan and has subordinated any debt owed to it by Continental to the lender of the term loan. The proceeds of the loan were used to finance a portion of the Refurbishment.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Except for the description of historical facts contained herein, this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties. Actual results could differ from those anticipated due to a number of factors including the timing of deployment of the Pacific Titan, the capital intensive nature of the Company's business and its need for additional funds for operations and debt service requirements (including funds to upgrade Continental's seismic vessels with 3D capability, if undertaken), quarterly fluctuations in operating results, dependence upon principal customers and on the activity of the oil and gas industry, fluctuations in commodity prices, risks associated with international operations and regulatory, competitive and contractual risks. Factors which could cause such results to differ materially from those described in the forward looking statements include those set forth in the Company's Annual Report on Form 10-KSB for its fiscal year ended September 30, 1997 as filed with the Securities and Exchange Commission on December 24, 1997, as amended. References to the Company herein, include, where appropriate, its wholly owned subsidiaries Boone Geophysical, Inc. ("Boone") and Hydrokinetic Surveys of Canada Ltd. ("Hydrokinetic"). Except where specifically noted, the discussion herein does not include reference to Continental Holdings Ltd. ("Continental"), which became a wholly-owned subsidiary of the Company on July 29, 1998, after the June 30, 1998 period.

RESULTS OF OPERATIONS

Revenue for the three month period ended June 30, 1998 ("1998 three months") decreased by approximately 22% to $4,367,091 as compared to $5,623,773 for the three month period ended June 30, 1997 ("1997 three months"). This decrease was primarily due to substantially lower than expected revenues generated by Boone, which was significantly compounded by substantially less activity by the Company in the Canadian market during the quarter, as compared to the 1997 three months. The reduced revenue at Boone was primarily related to production inefficiencies for projects in progress as a result of timing demands and equipment shortages. The shortage of equipment for the number of projects in progress and the overlap in the timing of such projects resulted in excessive equipment movement during the quarter, which in turn resulted in significantly reduced production and revenue. In addition, certain disputes arose regarding charges for performance of extra and/or premium rate charges for work outside the normal conditions anticipated, which resulted in collection difficulties and a subsequent write-off of disputed charges of approximately $400,000.

Boone contributed revenue of $4,259,695 for the 1998 three months as compared to $2,478,853 for the 1997 three months. As a percentage of revenue, Boone contributed approximately 98% of the Company's revenue for the 1998 three months as compared to approximately 44% for the 1997 three months. Revenue from operations in the Canadian market for the 1998 three months decreased by approximately 97% to $107,396 as compared to $3,144,920 for the 1997 three months. This significant decline in revenue in the Canadian market was primarily the result of management's decision to focus its efforts in the Southern United States market and the need to relocate a greater amount of Canadian seismic equipment and crews to the Southern United States to attempt to meet increased demands in that market segment.

Revenue for the nine month period ended June 30, 1998 ("1998 nine months") increased by approximately 22% to $26,073,516 as compared to $21,306,774 for the nine month period ended June 30, 1997 ("1997 nine months"). This increase was primarily attributable to additional revenue generated from increased operations in the Southern United States by Boone, offset partially by significantly lower than expected revenues generated by Boone and the minimal activity in the Canadian market for the 1998 three months, as discussed above. Boone contributed revenue of $16,243,612 for the 1998 nine months as compared to $5,539,711 for the 1997 nine months. As a percentage of revenue, Boone contributed approximately 62% of the Company's revenue for the 1998 nine months as compared to approximately 26% for the 1997 nine months. Revenue for the 1998 nine months from operations in the Canadian market decreased by approximately 38% to $9,829,904 as compared to $15,767,063 for the 1997 nine months.

During the 1998 nine months, three customers accounted for 37% of the Company's revenue and during the 1997 nine months, one customer accounted for 42% of the Company's revenue. Although the projects performed by the Company were generally short term, the inability to replace significant customers would cause the Company's revenue and operating results to fluctuate significantly from period to period, and the loss of certain customers would have a material adverse impact on the Company's business. Because of the limited number of data acquisition crews owned by the Company, and thus the limited number of crews the Company is able to deploy at any given time, the Company anticipates that a substantial portion of future revenues will continue to be attributable to a few customers, who may change from time to time.

Direct expenses for the 1998 three and nine months increased by 38% and 41% to $5,958,200 and $21,864,969, respectively, as compared to $4,330,862 and
$15,481,083 for the 1997 three and nine months, respectively. Direct expenses as a percentage of revenue increased to approximately 136% and 84% for the 1998 three and nine months, respectively, as compared to approximately 77% and 73% for the 1997 three and nine months, respectively. The increase in direct expenses as a percentage of revenue in the 1998 three and nine months as compared to the 1997 three and nine months was primarily due to increased operations in the Southern United States, where the Company typically engages in lower margin projects due to a more highly competitive marketplace, and was compounded in the 1998 three months by inefficiencies in meeting certain customer commitments for projects in progress as a result of timing demands and equipment shortages. The increase in direct expenses as a percentage of revenue for the 1998 three and nine months as compared to the 1997 three and nine months was also related to the decision to write-off disputed charges for performance of extra and/or premium rate charges for work outside the normal conditions anticipated and the decreased activity by the Company in the Canadian market, where the Company typically undertakes projects which generate higher margins than in the Southern United States' market.

General and administrative expenses for the 1998 three and nine months increased by approximately 28% and 26% to $615,767 and $1,716,388, respectively, as compared to $479,652 and $1,365,942 for the 1997 three and nine months, respectively. This increase was primarily attributable to increased activity levels in the Southern United States' market.

Depreciation expense for the 1998 three and nine months increased by 59% and 48% to $886,242 and $2,427,170, respectively, as compared to $558,258 and $1,644,207 for the 1997 three and nine months, respectively. The increase in depreciation expense is primarily attributable to seismic data acquisition equipment acquired to expand Boone's operations, but also includes the acquisition of three 2D systems used in operations in Canada during the period, the purchase of 250 seismic acquisition remote units for use in both markets and the purchase of various other seismic equipment mainly for use in the United States' market.

Amortization expense for the 1998 three and nine months of $44,580 and $133,740, respectively, is related to the amortization of goodwill recognized on the acquisition of Boone, which the Company acquired in June 1996, and the acquisition of Hydrokinetic, which the Company acquired in April 1997. The comparable charge for the 1997 three months was $44,580. The comparable charge for the 1997 nine months of $121,740 did not include a charge for the amortization of Hydrokinetic goodwill for the entire period since this acquisition occurred in April 1997.

Interest and other income for the 1998 three and nine months increased to $40,385 and $161,855, respectively, as compared to $13,952 and $20,502 for the 1997 three and nine months, respectively. The increase primarily resulted from interest earned on additional funds on deposit resulting from the exercise of the Warrants in the first and second quarter of fiscal 1998.

Interest expense for the 1998 three and nine months increased by approximately 155% and 127% to $265,671 and $854,993, respectively, as compared to $104,112 and $377,450 for the 1997 three and nine months, respectively. This increase primarily resulted from additional capital loans and equipment leases for seismic equipment to meet demand for increased operations in the Southern United States during the 1998 nine months compared to the 1997 nine months. The purchase options on these lease contracts were exercised in December 1997 and January 1998 for an aggregate purchase price of approximately $3,200,000 with proceeds from the exercise of the Warrants.

As a result of the Acquisition, on a going-forward basis, the Company will incur significant increases in expenses related to operations at Continental, particularly depreciation and amortization expenses and, to a lesser extent, will also incur an increase to interest expense on long term debt.

The Company's effective income tax rate was approximately 36% and 21% for the 1998 three and nine months, respectively, as compared to 44% for the 1997 three and nine months. Variances from this rate are primarily due to a greater portion of the net loss for the 1998 three and nine months being incurred in the United States where the Company is subject to a lower statutory tax rate and amortization of goodwill on the acquisitions of Boone and Hydrokinetic, which have no tax basis.

The Company from time to time explores various acquisitions and/or business combinations or financing opportunities and is currently engaged in discussions relating to such opportunities. Any such initiatives may involve the issuance of Shares or other securities and/or cash and financial commitments, either of which may adversely affect the Company's consolidated financial condition or results of operations.

YEAR 2000

The Company has commenced a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and will develop an implementation plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software or hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company expects to identify Year 2000 problems in its existing software and hardware and if necessary modify its existing software and hardware or convert to new software or hardware in late 1998 or early 1999, in order to address Year 2000 problems, if any. The cost, if any, for any required modifications or conversions, has not yet been determined. If necessary modifications or conversions to new software and hardware are not completed on a timely basis, the Year 2000 problem may have a material adverse effect on the Company's business, financial condition and results of operations. The Company has not developed any contingency plans, in the event it is unable to make any required modifications or conversions.


CONTINENTAL ACQUISITION

After receipt of shareholder approval at a Special Meeting held on July 20, 1998, on July 29, 1998, the Company completed the Acquisition of 100% of the outstanding capital stock of Continental in exchange for consideration paid by the Company to the Continental shareholders of an aggregate of: (i) cash payments of $500,000, (ii) the issuance of negotiable promissory notes in the aggregate principal amount of $1,000,000, due and payable on or before January 1, 1999, bearing interest at the prime rate of the Royal Bank of Canada plus 1%, and (iii) 2,080,000 Shares. As a result of the Acquisition, the former Continental shareholders own approximately 31% of the outstanding Shares as of August 11, 1998. In addition, Mr. Leslie Stinn, a former principal shareholder of Continental, and a 13.6% shareholder of the Company after the Acquisition, was elected a director of the Company. The Company has agreed for a period of three years following closing of the Acquisition to use its best efforts to nominate to its Board of Directors an individual selected by the former Continental shareholders. Pursuant to the Acquisition, Continental entered into three year employment agreements with Mr. Stinn and Mr. Roy Self, providing for monthly compensation of $7,000 each. Mr. Self is also a former principal shareholder of Continental, and a 13.6% shareholder of the Company after the Acquisition.

Continental, based in Alberta, Canada, is engaged in marine seismic data acquisition. Since 1987 Continental has been engaged primarily in performing offshore seismic surveys to acquire seismic data on possible oil and gas reserves for its customers. Continental also performs surveys, as a joint venture or independently, on a non-exclusive basis, for sale to multiple parties. Continental has completed seismic surveys in the Persian Gulf, the North Sea, the Falkland Islands area, the Mediterranean and off the coasts of West Africa and Norway. Continental has entered into an agreement in principle to lease a second marine vessel (the "Pacific Titan"), for a five year period commencing February 1998, at an annual cost (the "Lease Payments") of $2,700,000 increasing to $3,100,000 by the final year of the lease (the "Lease"). Continental is currently negotiating certain terms of the Lease, including the timing of the Lease Payments. Depending upon the outcome of such negotiations and the final terms of the Lease, Continental may be required to make, within the next few months, a substantial portion of the Lease Payments for the first year of the Lease, or a substantial deposit on the Lease, which may have a material adverse effect on the Company's financial condition and results of operations. The Pacific Titan, which is being refurbished and outfitted with certain capital improvements (the "Refurbishment") at a cost estimated as of August 12, 1998, to be approximately $13,500,000 (in addition to the Lease Payments), is scheduled to be ready for deployment in September 1998. The Company currently anticipates, based upon customer demand, market conditions and available acceptable financing, that within the next twelve months it may elect or enter into agreements which would require it to undertake additional capital expenditures of approximately $2,000,000 per vessel, to outfit each of the SV Calgary and the Pacific Titan, with equipment to conduct 3D seismic surveys.

In connection with the Acquisition, (i) in April 1998, the Company loaned $4,000,000 to Continental to fund a portion of the cost of equipping the Pacific Titan, and (ii) Continental paid bonuses aggregating approximately $721,500 to certain members of management and redeemed for approximately $524,000 certain of its preferred shares.

As the Acquisition has been consummated, the assets and liabilities and results of operations of Continental will be reflected on a consolidated basis in the financial statements of the Company as of July 1, 1998. The financial statements included herein and, except where specifically noted, Management's Discussion and Analysis of Financial Condition and Results of Operations do not reflect the Acquisition. As a result of the Acquisition, the Company's long term debt has increased by approximately $3,100,000 in connection with a term loan entered into by Continental with a third party on July 29, 1998 bearing interest at 8.75%, payable in quarterly installments of approximately $200,000 comprised of principal and interest, due October 2003. The term loan is secured by a first priority security interest in the Lease and mortgage in certain equipment. The Company has agreed to act as guarantor for the term loan and has subordinated any debt owed to it by Continental to the lender of the term loan. In addition, any future debt of Continental, including any debt incurred to finance additional capital expenditures to upgrade Continental's vessels to 3D capability, would be reflected on a consolidated basis in the Company's financial statements.

Reference is made to the Company's Annual Report on Form 10-KSB for its fiscal year ended September 30, 1997, as amended, the Company's Current Report on Form 8-K, as filed with the SEC on May 28, 1998, and the Company's Proxy Statement, as filed with the SEC on June 23, 1998 which includes certain financial and other information relating to Continental and the Acquisition.

QUARTERLY FLUCTUATIONS

The Company's business is subject to substantial quarterly variations as a result of seasonal activity variations in the seismic industry in Western Canada. Generally, increased activity occurs in the Canadian seismic industry during the Canadian winter season, from November to March. During this period, the colder weather freezes the ground and permits easier access to marshy terrain in the northern areas of Western Canada and agricultural areas. During the spring, bans are placed on road use, which temporarily limits access to many areas where the Company conducts its operations. Further, due to the soft wet ground conditions and marshy terrain in the northern areas of Western Canada, both of which are extremely sensitive to traffic and heavy equipment, the extent to which the Company can conduct its operations during the spring and summer is significantly reduced. As a result the Company has historically experienced a fluctuation in quarterly results with generally increased activity in the Company's first and second fiscal quarters and a significant decrease in revenues and net income during its third and fourth fiscal quarters. With the acquisition of Boone in June 1996, the Company has diversified its operations by expanding into the Southern United States, which has somewhat reduced the seasonality traditionally associated with Company's Canadian operations. Management believes that, as a result of the Acquisition, seasonality associated with the Company's operations will be further reduced. Due to the factors noted above, the Company's results of operations may be subject to fluctuations, particularly on a quarterly basis and the Company's stock price may be affected by such results.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998 the Company had cash of $345,158 and a working capital deficit of $1,882,198, which includes the current portion of long term debt in the amount of $2,672,700.

The Company maintains operating lines of credit in Canada and the United States. The Canadian line of credit provides for an aggregate of up to $1,200,000 in advances available to the Company subject to a limit of: i) the excess in value of current assets over current liabilities (excluding the current portion of long-term debt) and ii) 70% of the value of the accounts receivable of the Company which are less than ninety days old. Borrowings under the Canadian operating line are payable on demand and bear interest at the bank's prime rate plus .75%. The Company's Canadian trade receivables have been pledged as collateral for borrowings under the Canadian operating line. The Canadian operating line contains financial covenants, which, as a result of the Acquisition, the Company anticipates that it may not be in compliance with such covenants as of September 30, 1998 (the date of measurement), which would require the Company to seek a waiver or pursue financing options in order to attempt to restore compliance. The United States line of credit provides for an aggregate of up to $250,000 in advances available to the Company. Borrowings under the United States operating line are payable on demand and bear interest at prime plus 1.00%. The Company's United States trade receivables have been pledged as collateral for borrowings under the United States operating line. At June 30, 1998, advances under the Company's operating lines of credit aggregated $550,000.

In addition to operating lines of credit at June 30, 1998, the Company had long term debt consisting of capital loans of $6,245,225 and an equipment lease of $1,817,008. The capital loans bear interest at the lender's cost of funds plus 2.75% and are payable in monthly principal installments of $169,225 and mature in February, September and November 2001, and July 2002. The equipment lease bears interest at 9% and is repayable in quarterly installments of $196,290 comprised of principal and interest and matures in April 2001. A general security agreement on all equipment and a fixed charge on certain equipment have been pledged as collateral for the long term debt. In addition, the Company has assigned a portion (aggregating $1,400,000; $2,000,000 Cdn) of the proceeds of its key-man life insurance policies (aggregating $2,100,000; $3,000,000 Cdn) on Brian Kozun, the Company's Chief Executive Officer to two of its lenders. Debt service requirements relating to the Company's long term debt at June 30, 1998 (excluding any long term debt of Continental, including the term loan; Continental's long term debt at August 12, 1998 will increase the Company's debt service requirements by approximately $120,000 per month) is estimated to aggregate approximately $3,175,000 (including principal and interest payments) during the twelve month period ending June 30, 1999. At June 30, 1998, the Company was not in compliance with the capital loans covenant relating to the maintenance of a working capital ratio of not less than 1:1, and has obtained a waiver from the lender whereby the Company must continue to make timely payments on its loans and must be in compliance with the working capital covenant by September 30, 1998. The Company may not be in compliance with the capital loans covenants at September 30, 1998, which would require the Company to seek a waiver from each lender or pursue alternative financing options in order to attempt to restore compliance, including a possible debt or equity (which would be dilutive to existing shareholders) financing or strategic merger or other corporate transaction, although there can be no assurance the Company would be able to secure a waiver or restore compliance. In the event of a default relating to the Company's indebtedness, it is likely that Shareholders would forfeit all or a substantial portion of their investment in the Company.

Net operating cash flows provided by operating activities for the 1998 nine months amounted to $2,023,503 as compared to $2,722,062 for the 1997 nine months. The decrease in operating cash flow for the 1998 nine months as compared to the 1997 nine months is attributable to operating inefficiencies and collection difficulties in the United States which resulted in decreased cash generated from operations, and a greater impact of non-cash items such as depreciation offset partially by a positive change in non-cash working capital amounts.

Net cash provided by financing activities for the 1998 nine months of $7,373,502 is attributable to cash provided on the exercise of 1,513,690 of the Company's Warrants during December 1997 and January 1998 combined with increases in the Company's long term debt and bank indebtedness. This increase in net cash provided by financing activities was partially offset by the repayment of approximately $8,700,000 of long term debt during the 1998 nine months, including approximately $3,200,000 used to exercise equipment lease contract purchase options.

Cash used in investing activities of $9,119,913 for the 1998 nine months resulted from the purchase of additional seismic data acquisition equipment, the disposal of certain field equipment, and a $4,000,000 advance to Continental prior to the consummation of the Acquisition.

Included in the June 30, 1998 accounts receivable balance of $4,683,828 and the accounts payable and accrued liabilities balance of $4,108,238 were certain reimbursable amounts which are not included in the Company's revenue or direct costs. In accordance with the terms of various project agreements, certain costs are paid by the Company and passed on or flowed through to the customer at cost. As a result, these reimbursable costs are included in accounts receivable and accounts payable even though they do not impact revenue or direct expenses. The collection of accounts receivable and the payment of accounts payable are expected to continue to occur in the normal 30 to 60 day time period following billing.

Work-in-progress as at June 30, 1998 was $133,000 as compared to $521,594 as at September 30, 1997. The decreased value of work-in-progress primarily reflects the smaller component of project work which was still in progress at June 30, 1998 and, in accordance with the project terms, will be billed and recognized in accounts receivable upon completion of the project.

The Company had deferred revenue as at June 30, 1998 of $nil as compared to $800,000 as at September 30, 1997. Deferred revenue represents billings in excess of revenue amounts earned on projects, and varies depending upon the completion status of projects.

The Company will require satisfactory operating cash flows and substantial additional financing to continue operations, complete planned capital expenditures and meet its principal and interest obligations with respect to the Company's long term debt. There is no assurance that the Company will be able to generate sufficient cash flow from operations or obtain additional financing on acceptable terms, if at all. If funds generated from operations are not sufficient and if the Company cannot obtain additional financing, the Company will be required to alter its current plans and assumptions to generate sufficient funds to satisfy the Company's cash requirements, although there can be no assurance that the Company will be able to alter such plans. Further, as a result of the Acquisition, the Company will require additional cash to fund operations and capital expenditure requirements of Continental, including any capital improvements the Company may elect or be required (as a result of a contract for a project) to undertake to upgrade Continental's vessels to 3D capability, and to meet Continental's obligation with respect to its long term debt.

The Company's ability to meet its debt service and other obligations depends on its future performance, which is subject to general economic conditions, oil and gas commodity prices and other business factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations or to comply with the terms of its long term debt it may be required to refinance all or a portion of its existing debt or to obtain additional financing, although there can be no assurance that the Company will be able to obtain such refinancing or additional financing on terms acceptable to the Company, if at all. Any future issuances of equity securities would likely result in dilution to Shareholders, while incurring additional indebtedness would result in increased interest expense and debt charges.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has received correspondence, including a draft of a statement of claim, from, and has been advised by, Canaccord Capital Corporation ("Canaccord"), a Canadian investment bank, indicating that Canaccord may pursue legal action against each of the Company and Continental with respect to a claim of entitlement to a fee of approximately $300,000 in connection with the Acquisition. In October and November, 1997, representatives of the Company, Continental and Canaccord had preliminary discussions regarding the arrangement by Canaccord for the Company of a possible private financing to assist in funding costs related to a potential acquisition of Continental by the Company. As of August 12, 1998, the Company had not received notice of any formal legal proceedings.

In November 1997, the Company received notice that the Canadian taxation authorities have disallowed certain expenses incurred by the Company related to the 1994, 1995 and 1996 taxation years. The Company has also deducted similar expenses in 1997. These reassessments and the potential reassessment for the 1997 taxation year, would result in additional income taxes aggregating approximately $340,000 ($485,000 Cdn). Based on a recently decided court case, involving another company with a set of circumstances similar to the Company's situation, the Company has filed notices of objection with the basis of the reassessment. The Company does not expect to receive a decision regarding the outcome of these notices of objections until the similar court case proceeds through the appeal process. Should the reassessments be upheld, any resulting loss would be charged to operations in the year the outcome was determined. In accordance with GAAP, the Company has not established a reserve for the potential reassessment, due to the determination by management of the Company of the probability of success on the merits by management of the Company. As of August 12, 1998, the Company had not received a decision regarding the outcome of the notices of objection.

Item 4.  Submission of Matters to a Vote of Security Holders

         On July 20, 1998, the Company held a Special Meeting of Shareholders (the "Meeting"). At the Meeting the following matters were approved and ratified: (i) the Securities Purchase Agreement by and among the Company, Continental Holdings Ltd. and the shareholders of Continental named therein, dated March 27, 1998; (ii) the resolution fixing the number of directors of the Company at six until the next annual meeting of its shareholders; (iii) the resolution electing Leslie J. Stinn as director of the Company until the next annual meeting of its shareholders; and (iv) the amendment to the Company's 1995 Stock Option Plan, as amended, increasing the number of Common Shares reserved for issuance thereunder from 450,000 to 750,000.

         1. The Securities Purchase Agreement was approved and ratified by a vote of 1,722,203 for; 37,850 against; and 24,500 abstaining.

         2. The resolution fixing the number of directors of the Company at six until the next annual meeting of its shareholders was approved and ratified by a vote of 3,835,444 for; 16,450 against; and 23,400 abstaining.

         3. The resolution electing Leslie J. Stinn as director of the Company until the next annual meeting of its shareholders was approved and ratified by a vote of 3,852,294 for and 23,000 withheld.

         4. The amendment to the Company's 1995 Stock Option Plan, as amended, increasing the number of Common Shares for issuance thereunder from 450,000 to 750,000 was approved and ratified by a vote of 1,461,922 for; 287,481 against; and 35,150 abstaining.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

                10.10   1995 Stock Option Plan, as amended.


                10.37   Waiver letter from Roynat Inc., dated July 9, 1998.


        (b)  Reports on Form 8-K

         The Company filed the following report on Form 8-K during the quarterly period ended June 30, 1998:

         1. May 28, 1998, the Company reported the following information under
         Item 7:

        (a)  Financial statements of Business acquired

            Continental Holdings Ltd. balance sheet as at December 31, 1997 and 1996 and the statements of income and retained earnings and cash flows for each of the years in the three year period ended December 31, 1997 and Auditors' Report thereon.


        (b)  Pro Forma Financial Information

            1) Pro forma consolidated balance sheet (unaudited) as at September 30, 1997 combining the audited balance sheet of Venture Seismic Ltd. and Continental Holdings Ltd. as at September 30, 1997 and December 31, 1997, respectively.

            2) Pro forma consolidated income statement (unaudited) combining the income statement of Venture Seismic Ltd. for the year ended September 30, 1997 with the income statement of Continental Holdings Ltd. for the year ended December 31, 1997.

            3) Pro forma interim consolidated income statement (unaudited) combining the income statement of Venture Seismic Ltd. for the six months ended March 31, 1998 with the income statement of Continental Holdings Ltd. for the six months ended December 31, 1997.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               Venture Seismic Ltd.

               /s/ Gregory B. Wiebe
           By: Gregory B. Wiebe
               Vice President Finance and Chief Financial Officer

           Dated:  August 14, 1998